Form 10-Q
period 2024-06-30
WNS (HOLDINGS) LTD
filed 2024-08-06
CIK 1356570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON
, D.C. 20549

Form
10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended June 30, 2024
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from    to
Commission file number:
001-32945

WNS (HOLDINGS) LIMITED
(Exact name of registrant as specified in its charter)

Jersey, Channel Islands	001-32945	Not Applicable
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Gate 4, Godrej & Boyce Complex
Pirojshanagar, Vikhroli (W) Mumbai, India Malta House, 36-38 Piccadilly, London 515 Madison Avenue , 8th Floor, New York, NY	400 079 W1J 0DP 10022
(Addresses of principal executive offices)	(Zip codes)
+
91-22-6826-2100
Registrant’s telephone number, including area code)
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, par value 10 Jersey pence per share	WNS	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).  Yes ☐ No ☒
As
at
 June 30, 2024, there were 44,170,987 ordinary shares (excluding 1,643,731 treasury shares), par value 10 Jersey pence per share, of the registrant issued and outstanding.

WNS (Holdings) Limited is incorporating by reference the information set forth in this Form
10-Q
into its registration statements on Form
S-8
filed on July 31, 2006 (File
No. 333-136168),
Form
S-8
filed on February 17, 2009 (File
No. 333-157356),
Form
S-8
filed on September 15, 2011 (File
No. 333-176849),
Form
S-8
filed on September 27, 2013 (File
No. 333-191416),
Form
S-8
filed on October 11, 2016 (File
No. 333-214042),
Form
S-8
filed on October 31, 2018 (File
No. 333-228070)
and Form
S-8
filed on October 21, 2020 (File
No. 333-249577).
CONVENTIONS USED IN THIS REPORT
In this report, references to “US” are to the United States of America, its territories and its possessions. References to “UK” are to the United Kingdom. References to “EU” are to the European Union. References to “India” are to the Republic of India. References to “China” are to the People’s Republic of China. References to “South Africa” are to the Republic of South Africa. References to “$” or “dollars” or “US dollars” are to the legal currency of the US, references to “
₹
 ” or “Indian rupees” are to the legal currency of India, references to “pound sterling” or “£” are to the legal currency of the UK, references to “pence” are to the legal currency of Jersey, Channel Islands, references to “Euro” are to the legal currency of the European Monetary Union, references to “South African rand” or “R” or “ZAR” are to the legal currency of South Africa, references to “A$” or “AUD” or “Australian dollars” are to the legal currency of Australia, references to “CHF” or “Swiss Franc” are to the legal currency of Switzerland, references to “RMB” are to the legal currency of China, references to “LKR” or “Sri Lankan rupees” are to the legal currency of Sri Lanka and references to “PHP” or “Philippine peso” are to the legal currency of the Philippines. Our financial statements are presented in US dollars and prepared in accordance with Generally Accepted Accounting Principles (“US GAAP”), as issued by the Financial Accounting Standards Board (“FASB”), as in effect as at June 30, 2024. To the extent the FASB issues any amendments or any new standards subsequent to June 30, 2024, there may be differences between US GAAP applied to prepare the financial statements included in this report and those that will be applied in our annual financial statements for the year ending March 31, 2025. Unless otherwise indicated, the financial information in this interim report on Form
10-Q
has been prepared in accordance with US GAAP, as issued by the FASB. Unless otherwise indicated, references to “GAAP” in this report are to US GAAP, as issued by the FASB. References to “IFRS” in this report are to International Financial Reporting Standards and its interpretations, as issued by the International Accounting Standards Board (“IASB”).
References to a particular “fiscal year” are to our fiscal year ended March 31 of that calendar year, which is also referred to as “fiscal”. Any discrepancies in any table between totals and sums of the amounts listed are due to rounding. Any amount stated to be $0.0 million represents an amount less than $5,000.
In this report, unless otherwise specified or the context requires, the term “WNS” refers to WNS (Holdings) Limited, a public company incorporated under the laws of Jersey, Channel Islands, and the terms “our company,” “the Company,” “we,” “our” and “us” refer to WNS (Holdings) Limited and its subsidiaries.
In this report, references to the “Commission” or the “SEC” are to the United States Securities and Exchange Commission.
We also refer in various places within this report to “revenue less repair payments,” which is a non-GAAP
financial measure that is calculated as (a) revenue less (b) payments to repair centers for “repair services” where we act as the principal in our dealings with the third party repair centers and our clients in our BFSI strategic business unit (“SBU”). This non-GAAP
financial information is not meant to be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP.
EXPLANATORY NOTE
WNS, a public company incorporated in Jersey, Channel Islands, qualifies as a foreign private issuer in the United States for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Since July 1, 2024, the Company has chosen to voluntarily file annual reports on Form
10-K,
quarterly reports on Form
10-Q
and current reports on Form
8-K
with the United States Securities and Exchange Commission (the “Commission”) instead of filing on the reporting forms available to foreign private issuers.
As announced previously, beginning the quarter covered by this report, the Company transitioned from preparing its financial statements in accordance with IFRS to preparing its financial statements in accordance with US GAAP. The financial statements and related information included in this report, including the comparative financial information for the previous fiscal periods, are presented in accordance with US GAAP, However, this report contains references to our annual report on Form
20-F
for our fiscal year ended March 31, 2024, which contains financial statements and related information presented in accordance with IFRS. Therefore, the financial statements and related information in this report may not be directly comparable to those included in our annual report on Form
20-F
for our fiscal year ended March 31, 2024.
On July 9, 2024, the Company furnished a report on Form
8-K
with the SEC containing a supplementary financial information package comprising its unaudited quarterly financial results for each of the quarters in fiscal 2024 and for full year fiscal 2024 and 2023 prepared in accordance with US GAAP. The supplementary financial information package sets forth the key impact on the Company’s quarterly financial statements for each of the quarters in fiscal 2024 and for full year fiscal 2024 and 2023 as a result of the Company’s transition to US GAAP.

F-1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” that are based on our current expectations, assumptions, estimates and projections about our company and our industry. The forward-looking statements are subject to various risks and uncertainties. Generally, these forward-looking statements can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “project,” “seek,” “should” and similar expressions. Those statements include, among other things, the discussions of our business strategy and expectations concerning our market position, future operations, margins, profitability, liquidity and capital resources, tax assessment orders and future capital expenditures. We caution you that reliance on any forward-looking statement inherently involves risks and uncertainties, and that although we believe that the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions could be materially incorrect. These risks and uncertainties include but are not limited to:

•	worldwide economic and business conditions;

•	our dependence on a limited number of clients in a limited number of industries;

•	currency fluctuations among the Indian rupee, the pound sterling, the US dollar, the Australian dollar, the Euro, the South African rand and the Philippine peso;

•	political or economic instability in the jurisdictions where we have operations;

•	regulatory, legislative and judicial developments;

•	increasing competition in the business process management (“BPM”) industry;

•	technological innovation;

•	our liability arising from cybersecurity attacks, fraud or unauthorized disclosure of sensitive or confidential client and customer data;

•	telecommunications or technology disruptions;

•	our ability to attract and retain clients;

•	negative public reaction in the US or the UK to offshore outsourcing;

•	our ability to collect our receivables from, or bill our unbilled services to, our clients;

•	our ability to expand our business or effectively manage growth;

•	our ability to hire and retain enough sufficiently trained employees to support our operations;

•	the effects of our different pricing strategies or those of our competitors;

•
our ability to successfully consummate, integrate and achieve accretive benefits from our strategic acquisitions, and to successfully grow our revenue and expand our service offerings and market share;

•	future regulatory actions and conditions in our operating areas;

•	our ability to manage the impact of climate change on our business;

•	volatility of our share price; and

•	the possibility of a resurgence of coronavirus disease 2019 (“COVID-19”) pandemic and related impact on our and our clients’ business, financial condition, results of operations and cash flows;
These and other factors are more fully discussed in this and our other filings with the SEC, including in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our annual report on Form
20-F
for our fiscal year ended March 31, 2024.
In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans, objectives or projected financial results referred to in any of the forward-looking statements. Except as required by law, we do not undertake to release revisions of any of these forward-looking statements to reflect future events or circumstances.

F-2

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
WNS (HOLDINGS) LIMITED
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

		As at
	Notes	June 30, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	5	$83,916	$87,431
Investments		217,266	156,531
Accounts receivable, net	6	128,902	124,570
Unbilled revenue	6	106,633	107,777
Funds held for clients	5	7,405	6,853
Derivative assets	15	7,648	5,847
Contract assets	20	13,257	11,949
Prepaid expense and other current assets	7	30,221	28,720

Total current assets		595,248	529,678
Goodwill	8	356,328	356,350
Other intangible assets, net	9	124,419	124,369
Property and equipment, net	10	71,813	73,740
Operating lease right-of-use assets	11	178,641	181,388
Derivative assets	15	2,652	1,914
Deferred tax assets	2 4	50,694	49,919
Investments		326	313
Contract assets	20	53,981	52,849
Other assets	7	63,480	63,553

TOTAL ASSETS		$1,497,582	$1,434,073

LIABILITIES AND EQUITY
Current liabilities:
Accounts payables		$24,644	$24,971
Provisions and accrued expenses		32,786	31,180
Derivative liabilities	15	9,092	3,968
Pension and other employee obligations	16	71,935	105,352
Short-term borrowings	13	73,000	40,000
Current portion of long-term debt	13	56,587	36,675
Contract liabilities	17	17,480	12,902
Income taxes payable	24	14,065	8,302
Operating lease liabilities	11	28,264	28,826
Other liabilities	18	43,310	19,852

Total current liabilities		371,163	312,028
Derivative liabilities	15	1,549	558
Pension and other employee obligations, less current portion	16	24,691	24,642
Long-term debt, less current portion	13	171,912	102,529
Contract liabilities	17	12,694	12,625
Operating lease liabilities, less current portion	11	159,084	161,054
Other liabilities, less current portion	18	118	13,897
Deferred tax liabilities	24	19,470	19,432

TOTAL LIABILITIES		$760,681	$646,765

Commitments and contingencies	27
Shareholders’ equity:
Share capital (ordinary shares $0.16 (£0.10) par value, authorized 60,000,000 shares; issued: 45,814,718 shares and 45,684,145 shares; each as at June 30, 2024 and March 31, 2024, respectively)	19	7,366	7,349
Additional paid-in capital		11,138	—
Retained earnings		1,065,500	1,034,388
Other reserves, net		3,939	6,129
Accumulated other comprehensive loss	12	(266,814)	(260,558)

Total shareholder’s equity, including shares held in treasury		821,129	787,308

Less: 1,643,731 shares as at June 30, 2024 and Nil as at March 31, 2024, held in treasury, at cost		(84,228)	—

Total shareholders’ equity		$736,901	$787,308

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$1,497,582	$1,434,073

See accompanying notes.

F-
3

WNS (HOLDINGS) LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)

	Notes	Three months ended June 30,
		2024	2023
Revenue	20	$323,115	$326,501
Cost of revenue (1)		209,443	213,934

Gross profit		113,672	112,567
Operating expenses:
Selling and marketing expenses		21,540	19,968
General and administrative expenses		45,666	46,913
Foreign exchange loss/(gain), net		975	(905)
Amortization of intangible assets	9	6,918	8,725

Operating income		38,573	37,866
Other income, net	22	(3,857)	(4,780)
Interest expense	21	4,381	3,642

Income before income taxes		38,049	39,004
Income tax expense	24	9,127	7,040

Net income		$28,922	$31,964

Earnings per share	25
Basic		$0.64	$0.67
Diluted		$0.61	$0.64
Weighted average number of shares used in computing earnings per share	25
Basic		45,443,899	47,997,486
Diluted		47,425,017	50,259,257

(1)	Exclusive of amortization expense
See accompanying notes.

F-
4

WNS (HOLDINGS) LIMITED
UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Amounts in thousands, except share and per share data)

	Three months ended June 30,
	2024	2023
Net income	$28,922	$31,964
Other comprehensive income/(loss), net of taxes
Gain/(loss) on retirement benefits	712	(882)
Foreign currency translation loss	(3,879)	(178)
(Losses)/gains on cash flow hedges	(3,089)	2,446

Total other comprehensive (loss)/income, net of tax	(6,256)	1,386

Total comprehensive income	$22,666	$33,350

See accompanying notes.

F-
5

WNS (HOLDINGS) LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)

	Share capital					Treasury shares
	Number	Par value	Additional Paid-in Capital	Retained earnings	Other reserves*	Number	Amount	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as at April 1, 2023	48,360,817	$7,690	$70,437	$979,284	$6,765	—	$—	$(252,118)	$812,058
Shares issued for exercised options and RSUs (Refer Note 23)	97,472	12	(12)	—	—	—	—	—	—
Purchase of treasury shares (Refer Note 19)	—	—	—	—	—	1,100,000	(85,677)	—	(85,677)
Cancellation of treasury shares (Refer Note 19)	(1,100,000)	(140)	(85,537)	—	—	(1,100,000)	85,677	—	—
Share-based compensation expense (Refer Note 23)	—	—	16,216	—	—	—	—	—	16,216
Transfer from other reserves on utilization	—	—	—	61	(61)	—	—	—	—
Net income	—	—	—	31,964	—	—	—	—	31,964
Other comprehensive income	—	—	—	—	—	—	—	1,386	1,386

Balance as at June 30, 2023	47,358,289	$7,562	$1,104	$1,011,309	$6,704	—	$—	$(250,732)	$775,947

F-
6

WNS (HOLDINGS) LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)

	Share capital					Treasury shares
	Number	Par value	Additional Paid-in Capital	Retained earnings	Other reserves*	Number	Amount	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as at April 1, 2024	45,684,145	$7,349	$—	$1,034,388	$6,129	—	$—	$(260,558)	$787,308
Shares issued for exercised options and RSUs (Refer Note 23)	130,573	17	(17)	—	—	—	—	—	—
Purchase of treasury shares (Refer Note 19)	—	—	—	—	—	1,643,731	(84,228)	—	(84,228)
Share-based compensation expense (Refer Note 23)	—	—	11,155	—	—	—	—	—	11,155
Transfer from other reserves on utilization	—	—	—	2,190	(2,190)	—	—	—	—
Net income	—	—	—	28,922	—	—	—	—	28,922
Other comprehensive loss	—	—	—	—	—	—	—	(6,256)	(6,256)

Balance as at June 30, 2024	45,814,718	$7,366	$11,138	$1,065,500	$3,939	1,643,731	$(84,228)	$(266,814)	$736,901

*
Other reserves include the Special Economic Zone
Re-Investment
Reserve created out of the profits of eligible Special Economic Zones (“SEZ”) units in terms of the provisions of the Indian
Income-tax
Act, 1961. Further, these provisions require the reserve to be utilized by the Company for acquiring new plant and machinery for the purpose of its business (Refer Note 24).

F-
7

WNS (HOLDINGS) LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$28,922	$31,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,865	14,436
Share-based compensation expense	11,155	16,216
Amortization of debt issuance cost	90	99
Allowance for expected credit losses (“ECL”)	586	343
Unrealized foreign currency exchange (gain), net	(4,412)	(1,948)
Income from mutual funds	(2,814)	(2,591)
Loss/(gain) on sale of property and equipment	34	(147)
Deferred tax benefit	(2,291)	(6,000)
Unrealized loss on derivative instruments	3,214	1,253
Reduction in carrying amount of operating lease right-of-use assets	7,149	6,919
Changes in operating assets and liabilities, net of effects of acquisitions:
Account receivables and unbilled revenue	(3,398)	(16,804)
Other assets	(4,826)	(6,997)
Account payables	(1,425)	(165)
Contract liabilities	4,569	3,427
Other liabilities	(29,996)	(35,473)
Operating lease liabilities	(6,872)	(5,831)
Income taxes payable	7,858	14,213

Net cash provided by operating activities	21,408	12,914

Cash flows from investing activities:
Proceeds from working capital adjustment on acquisition of Vuram	—	141
Payment for property and equipment and intangible Assets	(10,723)	(17,839)
Proceeds from sale of property and equipment	82	193
Investment in fixed deposits	(6,384)	(21,717)
Proceeds from maturity of fixed deposits	11,237	7,008
Mutual funds (purchased)/sold, net (short-term)	(62,696)	34,140

Net cash (used in)/provided by investing activities	(68,484)	1,926

Cash flows from financing activities:
Payment for repurchase of shares	(77,951)	(85,622)
Repayment of long-term debt	(10,539)	(10,604)
Proceeds from long-term debt	100,000	—
Contingent consideration paid towards acquisition of Optibuy	—	(2,192)
Proceeds from short-term borrowings	33,000	39,896
Payment of debt issuance cost	(284)	—

Net cash provided by/(used in) financing activities	44,226	(58,522)

Effect of exchange rate changes on cash, cash equivalents and restricted cash*	(113)	(2,142)
Net change in cash, cash equivalents and restricted cash	(2,963)	(45,824)
Cash, cash equivalents and restricted cash at the beginning of the period	94,284	137,309

Cash, cash equivalents and restricted cash at the end of the period	$91,321	$91,485

Supplemental cash flow information:
Cash paid for interest	(3,220)	(2,540)
Cash (paid)/refunded for income taxes	(3,278)	1,342
Supplemental disclosure of non-cash investing and financing activities:
(i) Liability towards property and equipment and intangible assets purchased on credit	$8,919	$6,239
(ii) Lease liabilities arising from obtaining operating lease right-of-use assets	5,428	6,761

*	Restricted cash represents funds held for clients.
See accompanying notes

F-
8

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
1. Company overview
WNS (Holdings) Limited (“WNS Holdings”), along with its subsidiaries (collectively, “the Company”), is a global business process management (“BPM”) company with client service offices in Sydney (Australia), Canada, Dubai (United Arab Emirates), Germany, London (UK), New York (US), Mexico, and Switzerland and delivery centers in Canada, the People’s Republic of China (“China”), Costa Rica, India, Malaysia, the Philippines, Poland, Romania, Republic of South Africa (“South Africa”), Sri Lanka, Turkey, the United Kingdom (“UK”) and the United States (“US”).
WNS Holdings is incorporated in Jersey, Channel Islands and maintains a registered office in Jersey at 22, Grenville Street, St Helier, Jersey JE4 8PX.
2. Summary of significant accounting policies

a.	Basis of preparation and consolidation
These unaudited consolidated financial statements have been prepared, in compliance with United States generally accepted accounting principles (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form
10-Q.
The Company consolidates all of its subsidiaries. Subsidiaries are consolidated from the date control commences until the date control ceases.
All inter-company and intra-company balances, transactions, income and expenses including unrealized income or expenses are eliminated on consolidation.
The standalone financial statements of subsidiaries are fully consolidated on a line-by-line basis. Intra-group balances and transactions, and gains and losses arising from intra-group transactions, are eliminated while preparing consolidated financial statements. Accounting policies of the respective individual subsidiaries and equity affiliates are aligned wherever necessary, so as to ensure consistency with the accounting policies that are adopted by the Company under US GAAP.

b.	Use of estimates
The preparation of unaudited consolidated financial statements in conformity with US GAAP requires management to make estimates that affect the application of accounting policies and the reported amount of assets, liabilities, income, expenses and contingent liability. Actual results may differ from those estimates.
Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future period affected. Significant items subject to such estimates and assumptions include the useful lives of property and equipment, business combinations, intangible assets and goodwill, revenue recognition, allowance for credit losses, valuation allowances for deferred tax assets, current income taxes, the valuation of derivative financial instruments, the measurement of lease liabilities and operating lease right-of-use
(“ROU”) assets, measurements of share-based compensation expense, assets and obligations related to employee benefits, unrecognized tax benefits and other contingencies.

F-
9

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

c.	Business combinations
Business combinations are accounted for using the acquisition method of accounting in accordance with Accounting Standard Codification (“ASC”) Topic 805
, “Business Combinations.”
The cost of an acquisition is measured at the fair value of the assets transferred, equity instruments issued and liabilities incurred at the date of acquisition. The consideration of the acquisition also includes the fair value of any contingent consideration. Identifiable tangible and intangible assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair value on the date of acquisition. Significant estimates are required to be made in determining the value of contingent consideration and intangible assets.
Acquisition-related costs that the Company incurs in connection with a business combination such as finders’ fees, legal fees, due diligence fees, and other professional and consulting fees are expensed as incurred.

d.	Functional and presentation currency
The financial statements of each of the Company’s subsidiaries are presented using the currency of the primary economic environment in which these entities operate (i.e. the functional currency). The consolidated financial statements are presented in US dollars (“USD”) which is the presentation currency of the Company and has been rounded off to the nearest thousands.

e.	Foreign currency transactions and translation

i.	Transactions in foreign currency
Transactions in foreign currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at the exchange rates prevailing at the reporting date of monetary assets and liabilities denominated in foreign currencies are recognized in the consolidated statement of income. Gains/losses relating to remeasurement of trading activities are disclosed under foreign exchange gains/losses and remeasurement with functional currency of financing activities are disclosed under interest expenses. In the case of foreign exchange gains/losses on borrowings that are considered as a natural economic hedge for the foreign currency monetary assets, such foreign exchange gains/losses, net are presented within results from operating activities.

ii.	Foreign operations
For the purpose of presenting consolidated financial statements, the assets and liabilities of the Company’s foreign operations for which the functional currency is other than the US dollar are translated into US dollars using exchange rates prevailing at the reporting date. Income and expense are translated at the monthly average exchange rate for the respective period. Exchange differences arising, if any, are recorded in equity as part of the Company’s other comprehensive income. Such exchange differences are recognized in the consolidated statement of income in the period in which such foreign operations are disposed. Goodwill and fair value adjustments arising on the acquisition of foreign operation are treated as assets and liabilities of the foreign operation and translated at the exchange rate prevailing at the reporting date.
Foreign currency exchange differences arising from intercompany receivables or payables relating to foreign operations, the settlement of which is neither planned nor likely to occur in the foreseeable future, are considered to form part of net investment in foreign operation and are recognized in currency translation adjustment.

F-
10

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

f.	Derivative financial instruments and hedge accounting
The Company is exposed to foreign currency fluctuations on foreign currency assets, liabilities, net investment in foreign operations and forecasted cash flows denominated in foreign currency. The Company limits the effect of foreign exchange rate fluctuation by following established risk management policies including the use of derivatives. The Company enters into derivative financial instruments where the counterparty is primarily a bank. The Company holds derivative financial instruments such as foreign exchange forward and option contracts to hedge certain foreign currency exposures.

i.	Cash flow hedges
The Company recognizes derivative instruments as either assets or liabilities in the balance sheet at fair value. Derivative instruments qualify for hedge accounting when the instrument is designated as a hedge; the hedged item is specifically identifiable and exposes the Company to risk; and it is expected that a change in fair value of the derivative instrument and an opposite change in the fair value of the hedged item will be highly effective.
For derivative instruments where hedge accounting is applied, the Company records the effective portion of derivative instruments that are designated as cash flow hedges in accumulated other comprehensive income/(loss), which is reclassified into earnings in the same period during which the hedged item affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion) and changes in fair value of other derivative instruments not designated as qualifying hedges is recorded as gains/losses, net in the consolidated statement of income. If the hedging instrument expires or is sold, terminated or exercised, the cumulative gain or loss on the hedging instrument recognized in the cash flow hedging reserve (in other comprehensive income/(loss)) until the period the hedge was effective remains in the cash flow hedging reserve until the forecasted transaction occurs.
When it is highly probable that a forecasted transaction will not occur, the Company discontinues the hedge accounting and recognizes immediately, in the consolidated statement of income, the gains and losses attributable to such derivative instrument that were accumulated in other comprehensive income/(loss).
Gains/(losses) on cash flow hedges on forecasted revenue transactions are recorded under revenue. Changes in fair value of foreign currency derivative instruments not designated as cash flow hedges are recognized in the consolidated statement of income and reported within foreign exchange gains, net within results from operating activities.

ii.	Offsetting of financial instruments
Financial assets and financial liabilities are offset against each other and the net amount reported in the balance sheet if a right to set off exists.

F-
11

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

iii.	Fair value of financial instruments
The fair value of financial instruments that are traded in active markets at each reporting date is determined by reference to quoted market prices or dealer price quotations, without any deduction for transaction costs. For financial instruments not traded in an active market, the fair value is determined using appropriate valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies.

i v .	Impairment of non-derivative financial assets
Loss allowance for accounts receivables and unbilled revenue with no significant financing component are measured at an amount equal to lifetime ECL. The Company applies the simplified approach for determining the lifetime ECL allowance using the Company’s historical credit loss experience adjusted for factors that are specific to the debtor.

g.	Equity and share capital
The Company has only one class of equity shares. Par value of the equity share is recorded as the share capital and the amount received in excess of par value is classified as additional paid-in
capital. The credit corresponding to the share-based compensation expense is recorded in additional paid-in
capital.
Treasury shares represent the consideration paid by the Company, including any directly attributable costs, to repurchase its own ordinary shares. Treasury shares are presented as a deduction from total equity. On cancellation of treasury shares, the amount paid is adjusted against share capital, to the extent of the par value of ordinary shares repurchased, and the balance is adjusted against additional paid-in capital or retained earnings.

F-1
2

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

h.	Cash and cash equivalents
The Company considers all highly liquid investments with an initial maturity of up to three months to be cash equivalents. Cash equivalents are readily convertible into known amounts of cash and subject to an insignificant risk of changes in value.

i.	Investments

i.	Mutual funds
The Company’s mutual fund investments represent liquid investments and are acquired principally for the purpose of earning daily income. Investments in mutual fund represent investments in mutual fund schemes wherein the mutual fund issuer has invested these funds in enterprise development funds. Investments which are expected to be redeemed after 12 months from the reporting date are classified as non-current
investments; otherwise, they are classified as current investments.

ii.	Investments in fixed deposits
Investments in fixed deposits consist of term deposits with original maturities of more than three months with banks.

j.	Funds held for clients
Some of the Company’s agreements in the auto claims handling services allow the Company to temporarily hold funds on behalf of the client. The funds are segregated from the Company’s funds and there is usually a short period of time between when the Company receives these funds from the client and when the payments are made on the client’s behalf.

F-1
3

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

k.	Property and equipment
Property and equipment are stated at historical cost less accumulated depreciation and amortization and accumulated impairment loss. Cost includes expenditures directly attributable to the acquisition of the asset. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset description	Asset life (in years)
Buildings	20
Computers and software	3-4
Furniture, fixtures and office equipment	2-5
Vehicles	3
Leasehold improvements	Lesser of estimated useful life or lease term
Advances paid towards the acquisition of property and equipment and the cost of property and equipment not ready for use before the reporting date are disclosed as capital work-in-progress.
The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Such assets are required to be tested for impairment if the carrying amount of the assets is higher than the future undiscounted net cash flows expected to be generated from the assets. The impairment amount to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. The Company determines fair value by using a discounted cash flow approach.

l.	Goodwill
Goodwill represents the excess of the cost of an acquisition over the fair value of the Company’s share of the net identifiable assets of the acquired subsidiary at the date of acquisition. Goodwill is tested, at the reporting unit level, for impairment annually or if events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is carried at cost less accumulated impairment losses. Impairment loss on goodwill is not reversed. See further discussion on impairment testing is set forth under “impairment of intangible assets and goodwill” below.

F-1
4

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

m.	Intangible assets
Intangible assets are recognized only when asset recognition criteria are met. Intangible assets acquired in a business combination are recorded at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over the estimated useful lives and are reviewed for impairment, if indicators of impairment arise. Intangible assets with indefinite lives are not amortized but instead are tested for impairment at least annually and written down to the fair value. See further discussion on impairment testing under “impairment of intangible assets and goodwill” below.
Software development costs
The Company capitalizes certain costs related to the development or enhancements to existing software products to be sold, leased or otherwise marketed and / or used for internal use. The Company begins to capitalize costs to develop or enhance software when planning stage efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred and recorded within “General and administrative expenses” in the Company’s consolidated statements of income. Significant management judgments and estimates are required in the assessment of when technological feasibility is established, as well as in the ongoing assessment of the recoverability of capitalized costs. Costs that qualify as software development costs include external direct costs of materials and services utilized in developing or obtaining software and compensation and related benefits for employees who are directly associated with the software project. The capitalized costs are amortized on a straight-line basis over the estimated useful life. Costs associated with planning stage activities, training, maintenance and all post-implementation stage activities are expensed as incurred.
The Company’s definite lived intangible assets are amortized over the estimated useful life of the assets on a straight-line basis, as given below.

Asset description	Weighted average amortization period (in months)
Customer contracts	60
Customer relationships	162
Covenant not-to-compete	33
Trade names	36
Technology	94
Software	47
Service mark	Indefinite useful life

n.	Impairment of intangible assets and goodwill
Goodwill is not subject to amortization and
is

tested at least annually for impairment or whenever events or changes in circumstances indicate that it is more likely than not the fair value of reporting unit is less than its carrying amount. If, based on the quantitative impairment analysis, the carrying value of the goodwill of a reporting unit exceeds the fair value of such goodwill, an impairment loss is recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to that reporting unit.
Intangible assets that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such assets are required to be tested for impairment if the carrying amount of the assets is higher than the future undiscounted net cash flows expected to be generated from the assets. The impairment amount to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. The Company determines fair value by using a discounted cash flow approach. Previously recognized impairment loss is not reversed.

F-1
5

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

o.	Employee benefits

i.	Defined contribution plans
US savings plan
Eligible employees of the Company in the US participate in a savings plan (“the Plan”) under Section 401(k) of the United States Internal Revenue Code (“the Code”). The Plan allows for employees to defer a portion of their annual earnings on a pre-tax
basis through voluntary contributions to the Plan. The Plan provides that the Company can make optional contributions up to the maximum allowable limit under the Code.
UK pension scheme
Eligible employees in the UK contribute to a defined contribution pension scheme operated in the UK. The assets of the scheme are held separately in an independently administered fund. The pension expense represents contributions payable to the fund maintained by the Company.
Provident fund
Eligible employees of the Company in India, the Philippines, South Africa, Sri Lanka and the UK participate in a defined contribution fund in accordance with the regulatory requirements in the respective jurisdictions. Both the employee and the Company contribute an equal amount to the fund which is equal to a specified percentage of the employee’s salary.
The Company has no further obligation under defined contribution plans beyond the contributions made under these plans. Contributions are charged to statement of income and are included in the consolidated statement of income in the year in which they accrue.

ii.	Defined benefit plan
Employees in India, the Philippines, Dubai and Sri Lanka are entitled to a defined benefit retirement plan covering eligible employees of the Company. The plan provides for a lump-sum payment to eligible employees, at retirement, death, and incapacitation or on termination of employment, of an amount based on the respective employees’ salary and tenure of employment (subject to a maximum of approximately $24 per employee in India). In India contributions are made to funds administered and managed by the Life Insurance Corporation of India (“LIC”) and Aviva Life Insurance Company Private Limited (“ALICPL”) (together, the “Fund Administrators”) to fund the gratuity liability of an Indian subsidiary. Under this scheme, the obligation to pay gratuity remains with the Company, although the Fund Administrators administer the scheme.
The Company’s Sri Lanka subsidiary, Philippines subsidiary, Dubai branch and two Indian subsidiaries have unfunded gratuity obligations. (See also note 16 for references for Dubai)
Gratuity liabilities are determined by actuarial valuation, performed by an independent actuary, at each reporting date using the projected unit credit method. The Company recognizes the net obligation of a defined benefit plan in its balance sheet as an asset or liability, as the case may be, in accordance with Topic 715 –
“Compensation-Retirement Benefits.”
The discount rate is based on the government securities yield. Actuarial gains and losses arising from experience adjustments and changes in actuarial assumptions are recorded in other comprehensive income (loss) (“OCI”) and amortized to net periodic benefit cost over the expected remaining period of service of the covered employees using the corridor method. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions. These assumptions may not be within the control of the Company and accordingly it is reasonably possible that these assumptions could change in future periods.
The Company includes the service cost component of the net periodic benefit cost in the same line item or items as other compensation costs arising from services rendered by the respective employees during the period. The interest cost is included in interest expense. Expected return on plan assets and amortization of actuarial gains/loss are included in other income/(expense), net.

F-1
6

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

iii.	Compensated absences
The Company’s liability for compensated absences is determined on the basis of an actuarial valuation using the projected unit credit method and is charged to consolidated statement of income in the year in which they accrue.

p.	Share-based payments
The grant date fair value of share-based payment grants given to employees is recognized as employee cost with a corresponding increase in equity. The Company accounts for equity-settled share-based compensation expense relating to share-based payments using a fair value method in accordance with ASC 718
“Compensation-Stock Compensation.”
Grants issued by the Company vest in a graded manner. Under the fair value method, the estimated fair value of awards is charged to income over the requisite service period, which is generally the requisite service period of the award, for each separately vesting portion of the award as if the award was, in substance, multiple awards.
The Company is required to estimate share-based compensation expense, net of estimated forfeiture and expectation of market and non-market
conditions to be met. In determining the estimated forfeiture rate, the Company annually conducts an assessment of actual number of share-based payment grants that have been forfeited as well as those expected to be forfeited in the future. The Company considers factors such as the employee grade and historical experience while estimating expected forfeitures. The company accounts for liability classified share-based compensation expense at fair value at grant date and remeasures at each reporting period end.

q.	Provisions and accrued expenses
A provision is recognized in the balance sheet when the Company has a present legal or constructive obligation as a result of a past event, and it is probable that an outflow of economic benefits will be required to settle the obligation and a reliable estimate can be made of the amount of the obligation. If the effect is material, provisions are recognized at present value by discounting the expected future cash flows at a pre-tax
rate that reflects current market assessments of the time value of money.

r.	Revenue recognition
The Company derives revenue from BPM services, comprising back-office administration, data management, customer experience services management, and auto claims handling services.
Revenue from rendering services is recognized on an accrual basis when the promised services are performed for an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. Revenue from the end of last billing to the reporting date is recognized as unbilled revenue. Unbilled revenue for certain contracts is classified as contract assets, as the right to consideration is conditional on factors other than the passage of time. Revenue is net of value-added taxes and includes reimbursements of out-of-pocket
expenses.
Revenue earned by back-office administration, data management and customer experience services management services
Back-office administration, data management and customer experience services contracts are based on the following pricing models:

a)	per full-time-equivalent arrangements, which typically involve billings based on the number of full-time employees (or equivalent) deployed on the execution of the business process outsourced;

b)	per transaction arrangements, which typically involve billings based on the number of transactions processed (such as the number of e-mail responses, or airline coupons or insurance claims processed);

c)	subscription arrangements, which typically involve billings based on per member per month, based on contractually agreed rates;

d)	fixed-price arrangements, which typically involve billings based on achievements of pre-defined deliverables or milestones;

F-1
7

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

e)
outcome-based arrangements, which typically involve billings based on the business result achieved by our clients through our service efforts (such as measured based on a reduction in days sales outstanding, improvement in working capital, increase in collections or a reduction in operating expenses); or

f)
other pricing arrangements, including cost-plus arrangements, which typically involve billing the contractually agreed direct and indirect costs and a fee based on the number of employees deployed under the arrangement.

Revenues under
time-and-material
contracts and subscription arrangements are recognized as the related services are provided in accordance with the client contract. Revenues are recognized on cost-plus contracts on the basis of contractually agreed direct and indirect costs incurred on a client contract plus an agreed upon profit mark-up.
Revenues are recognized on unit-price based contracts based on the number of specified units of work delivered to a client.
Revenue for performance obligations that are satisfied over time is recognized in accordance with the methods prescribed for measuring the progress. The input method (cost or efforts expended) has been used to measure progress towards completion as there is a direct relationship between inputs and productivity.
In respect of arrangements involving
sub-contracting,
in part or whole of the assigned work, the Company evaluates revenues to be recognized under criteria established by ASC 606 Revenue Recognition, application guidance ASC
606-10-55-36
to 38)
Principal versus agent considerations.”
Contracts with customers include variability in transaction price primarily due to service level agreements, gain share, minimum commitment and volume discounts. Revenues relating to such arrangements are accounted for as variable consideration when the amount of revenue to be recognized can be estimated to the extent that it is probable that a significant reversal of any incremental revenue will not occur.
Amounts billed or payments received, where revenue recognition criteria have not been met, are recorded as deferred revenue and classified as contract liabilities. These are recognized as revenue when all the recognition criteria have been met. The costs related to the performance of BPM services unrelated to transition services (discussed below) are fulfilment costs classified as contract assets and recognized in the consolidated statement of income when the conditions for revenue recognition have been met. Any upfront payment received towards future services is classified as a contract liability and is recognized in the consolidated statement of income over the period when such services are provided.
All incremental and direct costs incurred for acquiring contracts, such as certain sales commission, are classified as contract assets. Such costs are amortized over the expected life of the contract.
Other upfront fees paid to customers are classified as contract assets. Such costs are amortized over the life of the contract and recorded as an adjustment to the transaction price and reduced from revenue.
For certain BPM customers, the Company performs transition activities at the outset of entering into a new contract. The Company has determined these transition activities do not meet the criteria of ASC 606 to be accounted for as a separate performance obligation and has deferred revenue attributable to these activities. Accordingly, transition revenues are classified as contract liabilities and are subsequently recognized ratably over the period in which the BPM services are performed. Costs related to such transition services are fulfillment costs which are directly related to the contract and result in generation or enhancement of resources and are expected to be recoverable under the contract and thereby classified as contract assets and are recognized ratably over the estimated life of the contract.
All contracts entered into by the Company specify the payment terms. Usual payment terms range between 30 to 60 days.

F-1
8

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Revenue earned by auto claims handling services
Auto claims handling services include claims handling and administration (“Claims Handling”), car hire and arranging for repairs with repair centers across the UK and the related payment processing for such repairs (“Accident Management”). With respect to Claims Handling, the Company receives either a per-claim
fee or a fixed fee. Revenue for per claim fee is recognized over the estimated processing period of the claim, which currently ranges from one to two months and revenue for fixed fee is recognized on a straight-line basis over the period of the contract. In certain cases, the fee is contingent upon the successful recovery of a claim on behalf of the customer. In these circumstances, the revenue is deferred until the contingency is resolved. Revenue in respect of car hire is recognized over the car hire term.
In order to provide Accident Management services, the Company arranges for the repair through a network of repair centers. The repair costs are invoiced to customers. In determining whether the receipt from the customers related to payments to repair centers should be recognized as revenue, the Company considers the criteria established by ASC 606 under the application guidance in paragraphs
“Principal versus agent considerations.”
When the Company determines that it is the principal in providing Accident Management services, amounts received from customers are recognized and presented as third-party revenue and the payments to repair centers are recognized as cost of revenue in the consolidated statement of income. Factors considered in determining whether the Company is the principal in the transaction include whether:

a)	the Company has the primary responsibility for providing the services,

b)	the Company negotiates labor rates with repair centers, and

c)	the Company is responsible for timely and satisfactory completion of repairs.
If there are circumstances where the above criteria are not met and therefore the Company is not the principal in providing Accident Management services, amounts received from customers are recognized and presented net of payments to repair centers in the consolidated statement of income. Revenue from Accident Management services is recorded net of the repairer referral fees passed on to customers.
Incremental and direct costs incurred to contract with a claimant are classified as contract assets and amortized over the expected period of benefit, not exceeding 15 months. All other costs to the Company are expensed as incurred.

9

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

s.	Leases
The Company leases most of its delivery centers and office facilities under operating lease agreements that are renewable on a periodic basis at the option of the lessor and the lessee. The lease agreements contain rent free periods and rent escalation clauses.
The Company assesses whether a contract contains a lease at the inception of the contract. A contract is, or contains, a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. To assess whether a contract conveys the right to control the use of an identified asset, the Company assesses whether: (i) the contract involves the use of an identified asset, (ii) the Company has the right to obtain substantially all of the economic benefits from the use of the asset through the period of the lease, and (iii) the Company has the right to direct the use of the asset.
A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset or (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset.
Operating leases are presented within “Operating lease
right-of-use
assets, (“ROU”)”, “Current portion of operating lease liabilities” and “Operating lease liabilities, less current portion” in the Company’s balance sheets. Long-lived assets underlying finance leases are presented within “Property and equipment”.
At the date of commencement of the lease, the Company recognizes a ROU and a corresponding lease liability for all lease arrangements under which it is a lessee, except for short-term leases. ROU represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.
The lease arrangements include options to extend or terminate the lease before the end of the lease term. ROU and lease liabilities include these options when it is reasonably certain that they will be exercised.
The ROU are initially recognized at cost, which comprises the initial amount of the lease liability adjusted for any lease payments made at or prior to the commencement date of the lease plus any initial direct costs less any lease incentives. They are subsequently measured at cost less accumulated depreciation and impairment losses.
Lease expense for operating lease arrangements is recognized on a straight-line basis over the lease term reflecting single operating lease cost.
The lease liability is initially measured at amortized cost at the present value of the future lease payments. For leases under which the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the date of commencement of the lease in determining the present value of lease payments. Lease liabilities are remeasured with a corresponding adjustment to the related ROU asset if the Company changes its assessment as to whether it will exercise an extension or a termination option.
The Company accounts for a modification of a lease contract as a separate contract for an additional right of use not included in the original lease and the increase in lease payment is commensurate with the standalone price for the additional right of use, adjusted for the circumstances of the particular contract. Modifications which are not accounted for as a separate contract are reassessed as at the effective date of the modifications based on the modified terms and conditions and the facts and circumstances as at that date. Upon modification, the Company remeasures the lease liability to reflect changes to the remaining lease payments and discount rates and recognizes the amount of the remeasurement of the lease liability as an adjustment to the ROU assets. However, if the carrying amount of the ROU assets is reduced to zero as a result of modification, any remaining amount of the remeasurement is recognized as an expense in consolidated statement of income.
In the case of
sub-leases,
where the Company is an intermediate lessor, the lease is classified as a finance lease or operating lease. A sub-lease
is classified as a finance or operating lease by reference to the underlying asset. In the case of a finance lease, the Company has accounted for its interest in the head-lease and the sub-lease
separately and recognized a net investment in the
sub-lease
accordingly. Rental income received from the
sub-lease
is treated as finance income in the consolidated statement of income. In case of an operating lease, rental income is recognized in the consolidated statement of income over the term of the sub-lease.

F-
20

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The Company has elected to not separate lease and
non-lease
components for all of its leases and to use the recognition exemptions for lease contracts that, at commencement date, have a lease term of 12 months or less and do not contain a purchase option (“short-term leases”).

t.	Interest expense
Interest expense comprises interest cost on borrowings, transaction costs, the gains or losses on settlement of related derivative instruments and interest on defined benefit obligations. The foreign exchange gains/losses on borrowings are considered as a natural economic hedge for the foreign currency monetary assets which are classified as foreign exchange gains/losses, net within results from operating activities. Borrowing costs are recognized in the consolidated statement of income using the effective interest method.

u.	Income taxes
Income tax comprises current and deferred tax. Income tax expense is recognized in the consolidated statement of income except to the extent it relates to items directly recognized in equity, in which case it is recognized in equity.

i.	Current income tax
Current income tax for the current and prior periods are measured at the amount expected to be recovered from or paid to the taxation authorities based on the taxable profit for the period. The tax rates and tax laws used to compute the amount are those that are enacted by the reporting date and applicable for the period. The Company offsets current tax assets and current tax liabilities where it has a legally enforceable right to set off the recognized amounts and where it intends either to settle on a net basis.
Significant judgments are involved in determining the provision for income taxes including judgment on whether tax positions are probable of being sustained in tax assessments. A tax assessment can involve complex issues, which can only be resolved over extended time periods. The recognition of taxes that are subject to certain legal or economic limits or uncertainties is assessed individually by management based on the specific facts and circumstances. Though the Company has considered all these issues in estimating its income taxes, there could be an unfavorable resolution of such issues that may affect results of the Company’s operations.

ii.	Deferred income tax
Deferred income tax is recognized using the balance sheet approach. Deferred income tax assets and liabilities are recognized for all deductible and taxable temporary differences arising between the tax bases of assets and liabilities and their carrying amount in financial statements, except when the deferred income tax arises from the initial recognition of goodwill.
Deferred income tax assets and liabilities are measured at the tax rates that are expected to apply in the period when the asset is realized or the liability is settled, based on tax rates (and tax laws) that have been enacted at the reporting date.
Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company recognizes deferred tax liabilities for all taxable temporary differences except those associated with the investments in subsidiaries where the undistributed earnings are deemed to be reinvested indefinitely and will not be remitted in foreseeable future or that the earnings would be remitted in a tax-free manner.
The effect on deferred tax assets and liabilities of a change in tax rates or tax status is recognized in the statements of income in the period in which the change is identified. The Company releases (reclassifies) the tax effects from AOCI to the consolidated statements of income at the time of settlement of cash flows hedges and amortization of deferred actuarial gain/(loss) on retirement benefits.

F-
21

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

v.	Earnings per share
Basic earnings per share are computed using the weighted-average number of ordinary shares outstanding during the period adjusted for outstanding shares that are subject to repurchase during the period. Diluted earnings per share is computed by considering the impact of the potential issuance of ordinary shares, using the treasury stock method, on the weighted average number of shares outstanding during the period, except where the results would be anti-dilutive.

w.	Government grants
The Company recognizes government grants only when there is reasonable assurance that the conditions attached to them shall be complied with, and the grants will be received. Government grants related to depreciable assets are treated as deferred income and are recognized in the consolidated statement of income on a systematic and rational basis over the useful life of the asset. Government grants related to revenue are recognized as a reduction of expenses in the consolidat
ed
statements of income.

y.	Concentration of credit risk
Credit risk arises from the possibility that customers may not be able to settle their obligations as agreed. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in the UK and the US. Credit risk is managed through periodic assessment of the financial reliability of customers, taking into account the financial condition, current economic trends, analysis of historical bad debts and ageing of accounts receivable. The credit risk on investments, bank deposits and derivative financial instruments is limited because the counterparties are banks and mutual funds with high credit ratings assigned by international
credit-rating agencies.
3. New accounting pronouncements not yet adopted by the Company:
Certain new standards, interpretations and amendments to existing standards have been published that are mandatory for the Company’s accounting periods beginning on or after April 1, 2024 or later periods. Those which are considered to be relevant to the Company’s operations are set out below:

i.
In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU:

•
modifies the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited.

•
should be applied prospectively. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity.

The adoption of this ASU will not have a material impact on the Company’s unaudited consolidated financial statements. The Company will continue to monitor for SEC action, and plan accordingly for adoption.

ii.	In November 2023, FASB issued ASU No. 2023-07, Segment Reporting (“Accounting Standards Codification (“ASC”) Topic 280”): Improvements to Reportable Segment Disclosures. This ASU:

•
improves reportable segment disclosure requirements on an annual and interim basis for all public entities by requiring disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets.

•
allows, in addition to the measure that is most consistent with US GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources.

The ASU is effective for fiscal years beginning from April 1, 2024, and interim periods within fiscal years beginning from April 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its unaudited consolidated financial statements.

iii.	In December 2023, FASB issued ASU No. 2023-09, Income Taxes (“ASC Topic 740”), Improvements to Income Tax Disclosures. This ASU:

•	expands disclosures relating to the entity’s income tax rate reconciliation, income taxes paid and certain other disclosures related to income taxes.
The ASU will be effective for annual periods beginning from April 1, 2025. The Company is currently evaluating the impact of this ASU on its unaudited consolidated financial statements.

iv.	In March 2024, FASB issued ASU No. 2024-01, Compensation-Stock Compensation (“ASC Topic 718”). This ASU:

•	clarifies how to evaluate whether profits interest and similar awards given to employees and non-employees are within the scope of share-based payment arrangement under ASC 718.
The ASU will be effective for annual periods beginning from April 1, 2025, including interim periods within those years.
The Company is currently evaluating the impact of this ASU on its unaudited consolidated financial statements.

v.	In March 2024, FASB issued ASU No. 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. This ASU:

•	contains amendments to the ASC that remove references to various FASB Concepts Statements.
The ASU will be effective for annual periods beginning from April 1, 2025, with early adoption permitted. The adoption of this ASU will not have a material impact on the Company’s unaudited consolidated financial statements.

F-2
2

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

4. Business Combination

a)	The Smart Cube Limited
On
December 16, 2022
(“Acquisition date”), the Company acquired all ownership interests of
The Smart Cube Limited
and its subsidiaries (“The Smart Cube”), which provide digitally led market intelligence and analytics solutions in four key areas including procurement and supply chain, commercial sales and marketing, digital and analytics, and strategy and investment research. The Smart Cube is expected to complement the Company’s existing offerings and strengthen the Company’s capabilities in high-end
procurement and advanced analytics.

The acquisition was for a total consideration of $
121,643
, including working capital adjustments of $
(507
) and a contingent consideration of $
15,761
, payable over a period of
2 years and 5 months
linked to The Smart Cube’s target revenues and adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) (with certain adjustments) as specified in the acquisition agreement. The fair value of the contingent consideration liability was estimated using Level 3 inputs which included an assumption for discount rate of
4.93
%. The potential undiscounted amount for all future payments that the Company could be required to make under the contingent consideration arrangement is between $
0
and $
17,286
. Further, deferred earn out of $
4,913
is payable over a period of
2 years and 5 months
commencing from the acquisition date, subject to continued employment. The Company has funded the acquisition primarily with a five year secured term loan.

The fair value of the customer relationship and customer contracts were determined by using the Multi-Period Excess Earnings Method (“MPEEM”) under income approach. The MPEEM is a specific application of the discounted cash flow method. The principle behind the MPEEM is that the value of an intangible asset is equal to the present value of the excess after-tax cash flows attributable only to the subject intangible asset after deducting Contributory Asset Charges (“CAC”). CAC represents the return on investment (“ROI”) an owner of the asset would require. The ROI is comprised of a pure investment return (commonly referred to as return on) and, in cases where the contributory asset deteriorates in value over time, a recoupment of the original investment amount (commonly referred to as return of).

The fair value of the covenant not-to-compete were determined by using Incremental cash flows method (with and without scenario analysis). The customer relationships, customer contracts and covenant not-to-compete are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of
10
,
1
and
3
years, respectively.

During the year ended March 31, 2023, the Company incurred acquisition related costs of $
2,130
, which had been included in “general and administrative expenses” in the consolidated statement of income.

During the year ended March 31, 2024, the Company changed fair value of the contingent consideration with an assumption for discount rate of
6.45
%. The change in the fair value of contingent consideration amounting to $
538
was credited to the consolidated statement of income.
The purchase price has been allocated, as set out below, to the assets acquired and liabilities assumed in the business combination.

Amount
Cash	$6,777
Accounts receivables	6,672
Unbilled revenue	1,775
Prepaid expense and other current assets	961
Property and equipment	319
Operating lease right-of-use assets	1,736
Other intangible assets
- Customer relationships	26,759
- Customer contracts	1,972
- Covenant not-to-compete	1,309
- Software	1,305
Non-current assets	1,329
Deferred tax assets	1,372
Current liabilities	(6,241)
Non-current liabilities	(1,352)
Operating lease liabilities	(1,736)
Deferred tax liabilities	(7,758)

Net assets acquired	35,199
Less: Purchase consideration	(121,643)

Goodwill on acquisition	$86,444

Goodwill is attributable mainly to expected synergies and assembled workforce arising from the acquisition. Goodwill arising from this acquisition is not expected to be deductible for tax purposes.
The goodwill
 has been allocated using a relative fair value allocation method to the Company’s reporting segments as follows: to the MRHP segment in the amount of $
74,604
, to the BFSI segment in the amount of $
8,594
and to the HCLS segment in the amount of $
3,246
.

F-2
3

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

b)	OptiBuy sp. z.o.o.
On
December 14, 2022
(“Acquisition date”), the Company acquired all ownership interests of
OptiBuy sp. z.o.o.
and its subsidiaries (“OptiBuy”), which helps clients leverage the capabilities of leading third-party procurement and supply chain platforms and also provides consulting, optimization, outsourcing, training services and implementation solutions to their clients. OptiBuy is expected to complement the Company’s existing offerings and strengthen the Company’s capabilities in high-end
procurement services.

The acquisition was for a total consideration of Euro
30,192
($
31,756
, based on the exchange rate on December 14, 2022), including working capital adjustments of Euro
(280
) ($
(308
), based on the exchange rate on December 14, 2023) and a contingent consideration of Euro
5,800
($
6,103)
, payable over a period of
2 years 3 months
commencing from the Acquisition date linked to target adjusted EBITDA (with certain adjustments) as specified in the acquisition agreement. The fair value of the contingent consideration liability was estimated using Level 3 inputs which included an assumption for discount rate of
2.90
%. The potential undiscounted amount for all future payments that the Company could be required to make under the contingent consideration arrangement and deferred consideration is between Euro
0
and Euro
6,000
($
0
and $
6,313
, based on the exchange rate on December 14, 2022). Further, deferred earn out of Euro
1,000
($
1,052)
is payable over a period of
2 years and 3 months
commencing from the acquisition date, subject to continued employment. The Company has funded the acquisition with cash on hand.

During the year ended March 31, 2023, a contingent consideration of Euro
2,000
($
2,192
, based on the exchange rate on April 20, 2023) was paid by the Company to the sellers upon achievement of the target adjusted EBITDA (with certain adjustments) as specified in the acquisition agreement related to the first measurement period.

The fair value of the customer relationship and customer contracts were determined by using the Multi-Period Excess Earnings Method (“MPEEM”) under income approach. The MPEEM is a specific application of the discounted cash flow method. The principle behind the MPEEM is that the value of an intangible asset is equal to the present value of the excess after-tax cash flows attributable only to the subject intangible asset after deducting Contributory Asset Charges (“CAC”). CAC represents the return on investment (“ROI”) an owner of the asset would require. The ROI is comprised of a pure investment return (commonly referred to as return on) and, in cases where the contributory asset deteriorates in value over time, a recoupment of the original investment amount (commonly referred to as return of). The fair value of the covenant not-to-compete were determined by using Incremental cash flows method (with and without scenario analysis). The customer relationships, customer contracts and covenant not-to-compete are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of
4
,
1
and
5
years, respectively.

During the year ended March 31, 2023, the Company incurred acquisition related costs of $
518
, which had been included in “general and administrative expenses” in the consolidated statement of income.
The purchase price has been allocated, as set out below, to the assets acquired and liabilities assumed in the business combination.

Amount
Cash	$1,081
Accounts receivables	1,936
Unbilled revenue	294
Prepaid expense and other current assets	355
Property and equipment	45
Operating lease right-of-use assets	234
Other intangible assets
- Customer relationships	3,434
- Customer contracts	932
- Covenant not-to-compete	956
- Software	122
Non-current assets	594
Deferred tax assets	17
Current liabilities	(2,557)
Non-current liabilities	(53)
Operating lease liabilities	(234)
Deferred tax liabilities	(1,027)

Net assets acquired	6,129
Less: Purchase consideration	(31,756)

Goodwill on acquisition	$25,627

Goodwill is attributable mainly to expected synergies and assembled workforce arising from the acquisition. Goodwill arising from this acquisition is not expected to be deductible for tax purposes.
The goodwill has been allocated to the Company’s MRHP reportable segment based upon the Company’s assessment of nature of services rendered by OptiBuy.

F-2
4

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

c)	Payment for business transfer (from a large insurance company)
The Company entered into an agreement with a large insurance company, effective October 18, 2022, under which the Company has acquired the contract and capabilities in the form of licensed resources (organized workforce) including the underlying operational process manuals. The purchase price of the transaction, which was paid with cash on hand, was $44,000.
The purchase price has been allocated, as set out below:

Amount
Other intangible assets
- Customer contracts	$37,890
Deferred tax liabilities	(9,300)

Net assets acquired	28,590
Less: Purchase consideration	(44,000)

Goodwill on acquisition	$15,410

The fair value of the customer contracts were determined by using the Multi-Period Excess Earnings Method (“MPEEM”) under income approach. The MPEEM is a specific application of the discounted cash flow method. The principle behind the MPEEM is that the value of an intangible asset is equal to the present value of the excess after-tax
cash flows attributable only to the subject intangible asset after deducting Contributory Asset Charges (“CAC”). CAC represents the return on investment (“ROI”) an owner of the asset would require. The ROI is comprised of a pure investment return (commonly referred to as return on) and, in cases where the contributory asset deteriorates in value over time, a recoupment of the original investment amount (commonly referred to as return of). The customer contracts assets are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 5 years 7 months.
Goodwill is attributable mainly to the benefits expected from the acquired organized workforce and is not expected to be deductible for tax purposes. The goodwill has been allocated to the Company’s BFSI reportable segment based upon the Company’s assessment of nature of services.

F-2
5

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

d)	Vuram Technology Solutions Private Limited
On
July 1, 2022
(“Acquisition date”), the Company acquired all ownership interests of
Vuram Technology Solutions Private Limited
and its subsidiaries (“Vuram”), which is a hyper automation services company that specializes in low-code
enterprise automation and provides custom, scalable BPM solutions, including specific solutions for the banking and financial services, insurance, and healthcare industries. The Company is expected to leverage Vuram’s capability to accelerate new client transformation programs and enhance ongoing productivity improvements for existing engagements.

The Company paid a total consideration of $
170,347
, including cash and working capital adjustments of $
(141
) and a contingent consideration of $
21,670
, payable over a period of
18 months
commencing from the Acquisition date linked to Vuram’s target revenues and adjusted EBITDA (with certain adjustments) as specified in the acquisition agreement, for the acquisition. The fair value of the contingent consideration liability was estimated using Level 3 inputs which included an assumption for discount rate of
2.75
%. The potential undiscounted amount for all future payments that the Company could be required to make under the contingent consideration arrangement is between $
0
and $
22,300
. Further, deferred earn out of $
2,700
is payable over a period of
18 months
commencing from the Acquisition date, subject to continued employment. The Company has funded the acquisition with cash on hand.

During the year ended March 31, 2023, the Company incurred acquisition related costs of $
1,209
, which had been included in “general and administrative expenses” in the consolidated statement of income.

During the year ended March 31, 2024, the Company received $
141
towards working capital adjustments. Upon non achievement of Vuram’s target revenues and adjusted EBITDA (with certain adjustments) as specified in the acquisition agreement accordingly by the seller, the contingent consideration amounting to $
21,932
was reversed and credited to consolidated income statement during the year ended March 31, 2024 and the same is not expected to be taxable.

The fair value of the customer relationship and customer contracts were determined by using the Multi-Period Excess Earnings Method (“MPEEM”) under income approach. The MPEEM is a specific application of the discounted cash flow method. The principle behind the MPEEM is that the value of an intangible asset is equal to the present value of the excess after-tax cash flows attributable only to the subject intangible asset after deducting Contributory Asset Charges (“CAC”). CAC represents the return on investment (“ROI”) an owner of the asset would require. The ROI is comprised of a pure investment return (commonly referred to as return on) and, in cases where the contributory asset deteriorates in value over time, a recoupment of the original investment amount (commonly referred to as return of). The fair value of the covenant not-to-compete were determined by using Incremental cash flows method (with and without scenario analysis). The customer relationships, customer contracts and covenant not-to-compete are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of
10
,
1.5
and
3
years, respectively.
The purchase price has been allocated, as set out below, to the assets acquired and liabilities assumed in the business combination.

Amount
Cash	$4,670
Investments	11,235
Accounts receivables	6,738
Unbilled revenue	705
Prepaid expense and other current assets	1,633
Property and equipment	707
Operating lease right-of-use assets	1,470
Other intangible assets
- Customer relationships	45,331
- Customer contracts	5,267
- Covenant not-to-compete	5,001
- Software & Trade name	92
Non-current assets	403
Deferred tax assets	632
Current liabilities	(7,799)
Non-current liabilities	(1,265)
Operating lease liabilities	(1,470)
Deferred tax liabilities	(13,717)

Net assets acquired	59,633
Less: Purchase consideration	(170,347)

Goodwill on acquisition	$110,714

F-2
6

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Goodwill is attributable mainly to expected synergies and assembled workforce arising from the acquisition. Goodwill arising from this acquisition is not expected to be deductible for tax purposes. The goodwill has been allocated using a relative fair value allocation method to each of the Company’s reporting segments as follows: to the BFSI segment in the amount of $59,805, to the MRHP segment in the amount of $43,621, to the TSLU segment in the amount of $6,158 and to the HCLS segment in the amount
of $ 1,130.
5. Cash, cash equivalents and restricted cash
The Company considers all highly liquid investments with an initial maturity of up to three months to be cash equivalents. Cash, cash equivalents and restricted cash consist of following:

	As at
	June 30, 2024	March 31, 2024

Cash and bank balances	$58,995	$72,710
Short-term deposits with banks	24,921	14,721
Funds held for clients - Restricted cash	7,405	6,853

Total	$91,321	$94,284

F-2
7

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

6. Accounts receivable and unbilled revenue, net
Account receivables and unbilled revenue consist of the following:

	As at
	June 30, 2024	March 31, 2024
Account receivables and unbilled revenue	$237,434	$233,735
Less: Allowances for ECL	(1,899)	(1,388)

Total	$235,535	$232,347

The movement in the ECL is as follows:

	Three months ended June 30,		Year ended
	2024	2023	March 31, 2024
Balance at the beginning of the period	$1,388	$1,945	$1,945
Charged to consolidated statement of income	567	464	1,080
Write-offs, net of collections	(31)	(2)	(1,063)
Reversals	(42)	(33)	(589)
Translation adjustment	17	17	15

Balance at the end of the period	$1,899	$2,391	$1,388

F-2
8

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

7. Prepaid expense and other assets
Prepaid expense and other assets consist of the following:

	June 30, 2024	March 31, 2024
Current:
Prepaid expenses	$17,389	$14,183
Service tax and other tax receivables	3,035	2,467
Employee receivables	1,746	1,551
Advances to suppliers	2,022	2,483
Other assets	6,029	8,036

Total	$30,221	$28,720

Non-current:
Service tax and other tax receivables	$25,740	$24,905
Deposits	18,668	17,205
Income tax assets	11,861	13,931
Other assets	7,211	7,512

Total	$63,480	$63,553

8. Goodwill
Effective April 1, 2023, the Company adopted a new organizational structure featuring four SBUs, resulting in certain changes to its operating segments, with each SBU being a reporting unit. The Company reallocated goodwill basis relative value approach as at April 1, 2023. In addition, the Company completed an assessment of any potential goodwill impairment for all its reporting units immediately prior to the reallocation and determined that no impairment existed.
The following table sets forth details of changes in goodwill by reportable segment of the Company:
Carrying amount

	TSLU	MRHP	HCLS	BFSI	Total
Balance as at April 1, 2023	$14,338	$185,162	$60,942	$93,203	$353,645
Goodwill arising on acquisitions (Refer Note 4(a), 4(b))	—	(478)	(14)	(37)	(529)
Translation adjustments	(320)	4,339	(142)	(643)	3,234

Balance as at March 31, 2024	14,018	189,023	60,786	92,523	356,350

Translation adjustments	142	(203)	9	30	(22)

Balance as at June 30, 2024	$14,160	188,820	$60,795	$92,553	$356,328

As at June 30, 2024, the Company performed an assessment to determine whether events or circumstances exist that may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There are no such events or circumstances as at June 30, 2024.

9

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

9. Other intangible assets, net
Information regarding the Company’s intangible assets is set forth below:

	As at June 30, 2024
	Gross carrying amount	Accumulated amortization and impairment	Net carrying amount
Finite-lived intangible assets:
Customer contracts	$195,452	$168,862	$26,590
Customer relationships	194,299	130,894	63,405
Intellectual property and other rights	4,159	4,159	—
Software	84,101	53,462	30,639
Technology	5,847	5,417	430
Leasehold benefits	1,835	1,835	—
Trade names	639	630	9
Covenant not-to-compete	15,970	13,024	2,946

	$502,302	$378,283	$124,019
Indefinite-lived intangible assets:
Service mark	400	—	400

Total intangible assets	$502,702	$378,283	$124,419

	As at March 31, 2024
	Gross carrying amount	Accumulated amortization and impairment	Net carrying amount
Finite-lived intangible assets:
Customer contracts	$195,347	$167,095	$28,252
Customer relationships	194,243	128,615	65,628
Intellectual property and other rights	4,153	4,153	—
Software	77,201	51,217	25,984
Technology	5,847	5,266	581
Leasehold benefits	1,835	1,835	—
Trade names	639	630	9
Covenant not-to-compete	15,979	12,464	3,515

	$495,244	$371,275	$123,969
Indefinite-lived intangible assets:
Service mark	400	—	400

Total intangible assets	$495,644	$371,275	$124,369

F-
30

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The amortization and impairment expense recognized in the consolidated statements of income was as follows:

	Three months ended June 30,
	2024	2023

Amortization expense	$6,918	$8,725

	$6, 918	$8,725

Estimated amortization expense related to finite-lived intangible assets as
a
t June 30, 2024 is set out below:

Amount

July 1, 2024 to March 31, 2025	$28,237
2026	25,261
2027	19,724
2028	16,047
2029	9,726
Thereafter	25,024

$124,019

Impairment of intangible assets
During the year ended March 31, 2024, upon termination of a key client contract the Company determined that the carrying value of the associated customer relationship intangible asset exceeded the expected future cash flows.
The Company determined the fair value of the identified customer relationship using the “Income Approach — Multi-period Excess Earnings Method (MEEM)”.
Under the “Income Approach — Multi-period Excess Earnings Method”, the key assumptions consider projected sales, cost of sales, and operating expenses for the remaining life of intangible asset. These assumptions were determined by management utilizing internal operating plan, growth rates for revenues and operating expenses, and margin assumptions using market participant perspective.

An additional key assumption under this approach is the discount rate, which represents the expected return from the intangible assets and is based on the estimated cost of equity from a market participant perspective. If assumptions relative to growth rates were to change, fair value calculation may change, which could impact the results.
The fair value of the customer relationship intangible asset was determined using Level 3 inputs through an income approach which includes assumptions for discount rate of 11.5%. The fair value of the intangible asset was
amounting to $1,450. This resulted in impairment charge of $30,882, which was recorded in operating expenses in the Consolidated Statement of Income, related to HCLS segment.

F-
31

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

10. Property and equipment
Property and equipment consists of the following:

	As at
	June 30, 2024	March 31, 2024
Owned Assets:
Building s	$9,236	$9,236
Computers and software	90,132	90,477
Furniture, fixtures and office equipment	94,155	94,400
Vehicles	1,012	1,012
Leasehold improvements	88,663	89,408
Capital work-in-progress	3,402	2,863

	$286,600	$287,396
Less: Accumulated depreciation	214,787	213,656

Property and equipment, net	$71,813	$73,740

The depreciation recognized in the consolidated statements of income was as follows:

	Three months ended June 30,
	2024	2023
Depreciation expense	$6,948	$5,712

	$6,948	$5,712

During the three months ended June 30, 2024 and 2023, there were no material changes in estimated useful lives of property and equipment during the ordinary course of operations.
As
at
 June 30, 2024, the Company performed an assessment to determine whether events or circumstances exist that may lead to a determination that the related carrying amounts may not be recoverable. There are no such events or circumstances as at June 30, 2024.

F-3
2

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

11. Leases
Supplemental balance sheet information
The following table sets forth the details of the operating lease liabilities:

	As at
	June 30, 2024	March 31, 2024
Operating lease
Operating lease right-of-use-asset	$178,641	$181,388
Operating lease liabilities - Current	$28,264	$28,826
Operating lease liabilities - Non current	$159,084	$161,054

Total operating lease liabilities	$187,348	$189,880

The components of lease cost for operating leases for three months ended June 30, 2024 and 2023 are summarized below:

	Three months ended June 30,
	2024	2023
Operating lease cost	$10,998	$11,164
Short-term lease cost	30	75
Variable lease cost	715	642

Total lease cost	$11,743	$11,881

Other information relating to operating lease is summarized below:

	Three months ended June 30,
	2024	2023
Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	$(10,631)	$(9,647)
Right-of-use asset obtained in exchange of lease liabilities-net	5,429	6,799
Weighted average remaining lease term (in years)	6.88	7.12
Weighted average discount rate	8.97%	8.23%
The Company continued to evaluate its delivery center and office facility leases to determine where it can exit or consolidate its use, as a result the Company entered and surrendered certain operating leases resulting in increase of its lease liabilities by $10,084 and $6,879 and a decrease of its lease liabilities by

$
4,655 and $80 during the three months ended June 30, 2024
 and June 30, 2023
with a corresponding adjustment to ROU assets.
As
at
June 30, 2024
 and March 31, 2024
we have additional operating leases, primarily for delivery centers, that have not yet commenced of $93,647 and $52,292
.
These operating leases will commence between fiscal year 2025 and fiscal year 2026 with lease terms of 15 years to 20 years.

F-3
3

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The table below reconciles the undiscounted cash flows for the Company’s operating leases as at June 30, 2024 to the operating lease liabilities recorded on the Company’s consolidated balance sheets:

Period range	Operating lease
July 1, 2024 to March 31, 2025	$32,062
2026	42,261
2027	34,514
2028	33,765
2029	26,363
Thereafter	80,178

Total lease payments	$249,143

Less: imputed interest	$61,795

Total operating lease liabilities	$187,348

The table below reconciles the undiscounted cash flows for the Company’s operating leases as at March 31, 2024 to the operating lease liabilities recorded on the Company’s consolidated balance sheets:

Period range	Operating lease
2025	$42,173
2026	41,086
2027	33,505
2028	32,970
2029	25,733
Thereafter	74,425

Total lease payments	$249,892

Less: imputed interest	$60,012

Total operating lease liabilities	$189,880

F-3
4

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

12. Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss) (“AOCI”) consists of actuarial gain/(loss) on retirement benefits and cumulative translation adjustments. In addition, the Company enters into forward and option contracts, which are designated as cash flow hedges, in accordance with ASC Topic 815, Derivatives and Hedging. Cumulative changes in the fair values of cash flow hedges are recognized in AOCI on the Company’s consolidated balance sheets. The fair value changes are reclassified from AOCI to consolidated statements of income upon settlement of foreign currency forward and option contracts designated as cash flow hedges of a forecast transaction. The following table sets forth the changes in AOCI during the three months ended June 30, 2024 and 2023.

	Currency translation adjustments	Unrealized gain/(loss) on cash flow hedges	Retirement benefits	Total
Balance as at April 1, 2024	$(256,979)	$(42)	$(3,539)	$(260,560)
Gains / (losses) recognized during the period	(3,877)	(2,144)	834	(5,187)
Reclassification to net income	—	918	103	1,021
Income tax effects	—	(1,863)	(225)	(2,088)

Accumulated other comprehensive loss as at June 30, 2024	$(260,856)	$(3,131)	$(2,827)	$(266,814)

Balance as at April 1, 2023	$(246,570)	$(3,721)	$(1,827)	$(252,118)
Gains / (losses) recognized during the period	(178)	1,580	(1,115)	287
Reclassification to net income	—	1,693	4	1,697
Income tax effects	—	(827)	229	(598)

Accumulated other comprehensive loss as at June 30, 2023	$(246,748)	$(1,275)	$(2,709)	$(250,732)

F-3
5

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

13. Loans and borrowings
Long-term debt
The long-term loans and borrowings consist of the following:

			As at
Currency	Interest rate	Final maturity (financial year)	June 30, 2024	March 31, 2024
US dollars	SOFR + 1.20%	2028	$56,000	$56,000
US dollars	SOFR + 1.15%	2030	100,000	—
Sterling Pound	SONIA + 1.25%	2028	73,461	83,830

Total			229,461	139,830
Less: Debt issuance cost			(962)	(626)
Total			228,499	139,204

Current portion of long-term debt			$56,587	$36,675
Long-term debt			$171,912	$102,529
In July 2022, the Company obtained a term loan facility of $80,000 from The Hongkong and Shanghai Banking Corporation Limited, Hong Kong and Citibank N.A., Hong Kong Branch for general corporate purposes. The loan bears interest at a rate equivalent to the secured overnight financing rate (“SOFR”) plus a margin of 1.20% per annum. The Company has pledged its shares of WNS (Mauritius) Limited as security for the loan. The facility agreement for the term loan contains certain financial covenants as defined in the facility agreement. This term loan is repayable in 10 semi-annual instalments of $8,000 each. On January 9, 2023, July 11, 2023, January 11, 2024 and July 11, 2024 the Company made a scheduled repayment of $8,000 each. As at June 30, 2024, the Company had complied with the financial covenants in all material respects in relation to this loan facility.
In December 2022, the Company obtained a term loan facility of £
83,000
($
104,945
based on the exchange rate on June 30, 2024) from The Hongkong and Shanghai Banking Corporation Limited, Hong Kong and Citibank N.A., UK Branch to acquire The Smart Cube. The loan bears interest at a rate equivalent to the Sterling overnight index average (“SONIA”) plus a margin of
1.25
% per annum. The Company has pledged its shares of WNS (Mauritius) Limited as security for the loan. The facility agreement for the term loan contains certain financial covenants as defined in the facility agreement. This term loan is repayable in 10 semi-annual instalments of £
8,300
each. On June 16, 2023, December 18, 2023 and June 18, 2024 the Company made a scheduled repayment of £
8,300
each. As at June 30, 2024, the Company had complied with the financial covenants in all material.
In June 2024, the Company obtained a term loan facility of $100,000 from The Hongkong and Shanghai Banking Corporation Limited, Singapore Branch and JP Morgan Chase Bank N.A., Singapore Branch for general corporate purposes. The loan bears interest at a rate equivalent to the secured overnight financing rate (“SOFR”) plus a margin of 1.15% per annum. The Company has pledged its shares of WNS (Mauritius) Limited as security for the loan. The facility agreement for the term loan contains certain financial covenants as defined in the facility agreement. This term loan is repayable in 10 semi-annual instalments of $10,000 each. The Company had complied with the financial covenants in all material respects in relation to this loan facility.
Expected payments for all of the Company’s long term-debt as at June 30, 2024 is as follows:

Amount
July 1, 2024 to March 31, 2025	$36,494
2026	56,989
2027	56,989
2028	48,989
2029	20,000
2030	10,000

Total	$229,461

Short-term lines of credit
The Company’s Indian subsidiary, WNS Global Services Private Limited (“WNS Global”), has unsecured lines of credit with banks amounting to $64,638 (based on the exchange rate on June 30, 2024). The Company has established a line of credit in the UK amounting to $37,932 (based on the exchange rate on June 30, 2024). The Company has established a line of credit in North America amounting to $55,000. The Company has also established a line of credit in the Philippines amounting to $15,000. Further, the Company has also established a line of credit in South Africa amounting to $1,649 (based on the exchange rate June 30, 2024).
As at June 30, 2024, WNS Global Services Private Limited has utilized an aggregate of $9.0 million from The Hongkong and Shanghai Banking Corporation Limited, bearing interest at SOFR plus a margin of 0.80% and an aggregate of $9.0 million was utilized under lines of credit from Citibank N.A., bearing interest at SOFR plus a margin of 0.75%.
As at June 30, 2024, WNS North America has utilized $55,000 of its lines of credit from The HSBC Bank plc. The loan bears interest at a rate equivalent to the one month Term SOFR plus a margin of 1.65% per annum.

F-3
6

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

14. Fair value measurements
Fair value hierarchy
The following is the hierarchy for determining and disclosing the fair value of financial instruments by valuation technique:
Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2 — other techniques for which all inputs have a significant effect on the recorded fair value are observable, either directly or indirectly.
Level 3 — techniques which use inputs that have a significant effect on the recorded fair value that are not based on observable market data.
The fair value is estimated using the discounted cash flow approach and market rates of interest. The valuation technique involves assumptions and judgments regarding risk characteristics of the instruments, discount rates and future cash flows.
The Company uses valuation techniques in measuring the fair value of financial instruments, where active market quotes are not available. In applying the valuation techniques, the Company makes maximum use of market inputs, and uses estimates and assumptions that are, as far as possible, consistent with observable data that market participants would use in pricing the instrument. Where applicable data is not observable, the Company uses its best estimate about the assumptions that market participants would make. These estimates may vary from the actual prices that would be achieved in an arm’s length transaction at the reporting date.
The assets and liabilities measured at fair value on a recurring basis as at June
30
, 2024 are as follows:

		Fair value measurement at reporting date using
Description	June 30, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$10,300	—	$10,300	—
Investments in mutual funds	211,267	210,942	325	—

Total assets	$221,567	210,942	10,625	—

Liabilities
Foreign exchange contracts	$10,641	—	$10,641	—
Contingent consideration	20,722	—	—	$20,722

Total liabilities	$31,363	—	$10,641	$20,722

F-3
7

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The assets and liabilities measured at fair value on a recurring basis as at March 31, 2024 are as follows:

		Fair value measurement at reporting date using
Description	March 31, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant other Observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$7,761	$—	$7,761	$—
Investments in mutual funds	145,635	145,322	313	—

Total assets	$153,396	$145,322	$8,074	$—

Liabilities
Foreign exchange contracts	$4,526	$—	$4,526	$—
Contingent consideration	20,510	—	—	20,510

Total liabilities	$25,036	$—	$4,526	$20,510

Description of significant unobservable inputs to Level 3 valuation
The fair value of the contingent consideration liability for The Smart Cube and OptiBuy was estimated using a probability weighted method and achievement of target revenues and adjusted EBITDA (with certain adjustments) with a discount rate of 4.93
%
 and 2.90%, respectively. One percentage point change in the unobservable inputs used in fair valuation of the contingent consideration does not have a significant impact on its value.
During the year ended March 31, 2024, there was a change in the fair value of contingent consideration liability for The Smart Cube with a discount rate of 6.45%.
The fair value is estimated using the discounted cash flow approach, which involves assumptions and judgments regarding risk characteristics of the instruments, discount rates, future cash flows, foreign exchange spot, forward premium rates and market rates of interest.
The movement in contingent consideration categorized under Level 3 fair value measurement is given below:

	As at
	June 30, 2024	March 31, 2024

Balance at the beginning of the Period	$20,510	$42,256
Interest expense recognized in the consolidated statement of income	245	1,044
Gain recognized in the consolidated statement of income (Refer Note 4(a), 4(d))	—	(22,470)
Translation	(33)	(320)

Balance at the end of the period	$20,722	$20,510

During the three months ended June 30, 2024 and
the year ended March 31, 2024
, there were no transfers between Level 1 and Level 2 fair value measurements, and no transfers into and out of Level 3 fair value measurements.

F-3
8

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

15. Derivatives and hedge accounting
Derivative financial instruments
The primary risks managed by using derivative instruments are foreign currency exchange risk. Forward and option contracts up to 24 months on various foreign currencies are entered into to manage the foreign currency exchange rate risk on forecasted revenue denominated in foreign currencies and monetary assets and liabilities held in non-functional
currencies. The Company’s primary exchange rate exposure is with the US dollar and pound sterling against the Indian rupee. For derivative instruments which qualify for cash flow hedge accounting, the Company records the effective portion of gain or loss from changes in the fair value of the derivative instruments in other comprehensive income/(loss), which is reclassified into earnings in the same period during which the hedged item affects earnings. Derivative instruments qualify for hedge accounting when the instrument is designated as a hedge; the hedged item is specifically identifiable and exposes the Company to risk; and it is expected that a change in fair value of the derivative instrument and an opposite change in the fair value of the hedged item will have a high degree of correlation. Determining the high degree of correlation between the change in fair value of the hedged item and the derivative instruments involves significant judgment including the probability of the occurrence of the forecasted transaction. When it is highly probable that a forecasted transaction will not occur, the Company discontinues the hedge accounting and recognizes immediately in the consolidated statement of income, the gains and losses attributable to such derivative instrument that were accumulated in other comprehensive income/(loss).
The following table presents the notional values of outstanding foreign exchange forward contracts and foreign exchange option contracts:

	As at
	June 30, 2024	March 31, 2024
Forward contracts (Sell)
In US dollars	$498,883	$444,560
In Pound Sterling	185,857	130,248
In Euro	37,610	38,201
In Australian dollars	45,252	36,202
Others	54,129	22,589

	$821,731	$671,800

Option contracts (Sell)
In US dollars	$319,610	$297,823
In Pound Sterling	129,783	116,356
In Euro	45,013	45,822
In Australian dollars	49,040	41,114

	$543,446	$501,115

The following table sets forth the fair value of the of foreign exchange forward contracts and foreign exchange option contracts and their location on the consolidated balance sheets:

	Derivatives in cash flow hedging relationships		Derivatives not designated as hedging instruments
	As at		As at
	June 30, 2024	March 31, 2024	June 30, 2024	March 31, 2024
Assets:

Derivative assets	$9,188	$7,201	$1,112	$560
Liabilities:
Derivative liabilities	6,454	3,373	4,187	1,153

	$2,734	$3,828	$(3,075)	$(593)

9

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The amount of gain/ (loss) reclassified from other comprehensive income into consolidated statement of income in respective line items for the three months ended June 30, 2024 and 2023 are as follows:

	Three months ended June 30,
	2024	2023
Revenue	$(918)	$(1,693)
Foreign exchange gain/(loss), net	(331)	—
Income tax related to amounts reclassified into consolidated statement of income	57	280

Total	$(1,192)	$(1,413)

The following table sets forth the effect of foreign exchange forward contracts and foreign exchange option contracts on AOCI and the consolidated statement of income:

	Three months ended June 30,
	2024	2023
Derivative financial instruments:
Unrealized gain/(loss) recognized in OCI
Derivatives in cash flow hedging relationships	$219	$(829)

Gain/(loss) recognized in consolidated statements of income
Derivatives not designated as hedging instruments	(5,176)	(1,748)

	$(4,957)	$(2,577)

As at June 30, 2024, a loss amounting to $42 net, excluding tax effects, included in AOCI, on account of cash flow hedges in relation to forward and option contracts entered is expected to be reclassified from other comprehensive income into the consolidated statement of income over a period of 12 months. As at June 30, 2024, the maximum outstanding term of the cash flow hedges was approximately 24 months.
Due to the discontinuation of cash flow hedge accounting on account of non-occurrence of original forecasted transactions by the end of the originally specified time period, the Company recognized in the consolidated statement of income a loss of $331 and a gain of Nil
for three months ended June 30, 2024 and 2023, respectively.

F-
40

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

For the financial assets and liabilities subject to offsetting or similar arrangements, each agreement between the Company and the counterparty allows for net settlement of the relevant financial assets and liabilities when both elect to settle on a net basis. In the absence of such an election, financial assets and liabilities will be settled on a gross basis.
Financial assets and liabilities subject to offsetting, enforceable master netting arrangements or similar agreements as at June 30, 2024 are as follows:

Description of types of financial assets	Gross amounts of recognized financial assets	Gross amounts of recognized financial liabilities offset in the statement of financial position	Net amounts of financial assets presented in the statement of financial position	Related amount not set off in financial instruments
				Financial Instruments	Cash collateral received	Net Amount
Derivative assets	$10,300	$—	$10,300	$(2,251)	$—	$8,049

Total	$10,300	$—	$10,300	$(2,251)	$—	$8,049

Description of types of financial liabilities	Gross amounts of recognized financial liabilities	Gross amounts of recognized financial assets offset in the statement of financial position	Net amounts of financial liabilities presented in the statement of financial position	Related amount not set off in financial instruments
				Financial instruments	Cash collateral pledged	Net Amount
Derivative liabilities	$10,641	$—	$10,641	$(2,251)	$—	$8,390

Total	$10,641	$—	$10,641	$(2,251)	$—	$8,390

F-
41

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Financial assets and liabilities subject to offsetting, enforceable master netting arrangements or similar agreements as at March 31, 2024 are as follows:

Description of types of financial assets	Gross amounts of recognized financial assets	Gross amounts of recognized financial liabilities offset in the statement of financial position	Net amounts of financial assets presented in the statement of financial position	Related amount not set off in financial instruments
				Financial Instruments	Cash collateral received	Net Amount
Derivative assets	$7,761	$—	$7,761	$(3,708)	$—	$4.053

Total	$7,761	$—	$7,761	$(3,708)	$—	$4,053

Description of types of financial liabilities	Gross amounts of recognized financial liabilities	Gross amounts of recognized financial assets offset in the statement of financial position	Net amounts of financial liabilities presented in the statement of financial position	Related amount not set off in financial instruments
				Financial instruments	Cash collateral pledged	Net Amount
Derivative liabilities	$4,526	$—	$4,526	$(3,708)	$—	$818

Total	$4,526	$—	$4,526	$(3,708)	$—	$818

F-4
2

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

16. Pension and other employee obligations
Pension and other employee obligations consist of the following:

	As at
	June 30, 2024	March 31, 2024
Current:
Salaries and bonus	$60,002	$93,764
Pension	1,051	944
Withholding taxes on salary and statutory payables	10,882	10,644

Total	$71,935	$105,352

Non-current:
Pension and other obligations	$24,691	$24,642

Total	$24,691	$24,642

Employee benefit costs consist of the following:

	Three months ended June 30,
	2024	2023
Salaries and bonus	$183,176	$188,897
Employee benefit plans:
Defined contribution plan	5,374	4,949
Defined benefit plan	1,396	1,142
Share-based compensation expense (Refer Note 23)	11,155	16,216

Total	$201,101	$211,204

F-4
3

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Employee benefit costs is recognized in the following line items in the consolidated statement of income:

	Three months ended June 30,
	2024	2023
Cost of revenue	$151,453	$158,753
Selling and marketing expenses	16,270	16,170
General and administrative expenses	33,378	36,281

Total	$201,101	$211,204

Defined contribution plan
The Company’s contributions to defined contribution plans are as follows:

	Three months ended June 30,
	2024	2023
India	$3,425	$3,188
United States	729	624
United Kingdom	697	721
South Africa	283	240
Sri Lanka	137	115
Philippines	103	61

Total	$5,374	$4,949

Defined benefit plan
The components of net periodic cost recognized in consolidated statements of income are as follows:

	Three months ended June 30,
	2024	2023
Service cost	$942	$850
Interest cost	402	339
Expected return on plan assets	(51)	(51)
Amortization of prior service cost/(credit)	(7)	(6)
Amortization of actuarial (gain)/loss, gross of tax	110	10

Net gratuity cost	$1,396	$1,142

F-4
4

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Components of retirement benefits in accumulated other comprehensive income (loss) as at June 30, 2024 and March 31, 2024 are as follows:

	As at
	June 30, 2024	March 31, 2024
Net actuarial (gain)/loss	$3,755	$4,698
Net prior service cost/(credit)	(65)	(71)

Accumulated Other comprehensive income/(loss), excluding tax effects	$3,690	$4,627

The following table sets forth the funded status of the Company’s defined benefit plans and the amounts recognized in the Company’s financial statements based on actuarial valuations carried out as at June 30, 2024, and March 31, 2024.

	As at
	June 30, 2024	March 31, 2024
Change in projected benefit obligations
Obligation at beginning of the period	$23,305	$19,447
Foreign currency translation	(12)	(256)
Service cost	942	3,012
Interest cost	402	1,342
Benefits paid	(441)	(2,393)
Plan Amendments	—	(17)
Actuarial (gain)/loss	(874)	2,170

Benefit obligation at end of the period	$23,322	$23,305

Change in plan assets
Plan assets at beginning of the period	$2,712	$2,728
Foreign currency translation	—	(40)
Actual return on plan assets	12	182
Actual contributions	267	1,950
Benefits paid	(332)	(2,108)

Plan assets at end of the period	$2,659	$2,712

Unfunded status at the end of the period	$20,663	$20,593

Unfunded amounts recognized in consolidated Balance sheets
Current liability	$1,051	$944
Non-current liability	19,612	19,649

Total accrued liability	$20,663	$20,593

Accumulated benefit obligation	$16,007	$15,680

F-4
5

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Net amount recognized relating to the Company’s India plan, the Philippines plan
,
 Sri Lanka plan
, and the Dubai plan
was $19,784, $95, $666

and $118 as at June 30, 2024 and was $
19,705, $92
, $688

and $108 as at March 31, 2024, respectively.
The weighted average actuarial assumptions used to determine benefit obligations and net gratuity cost were:

	Three months ended June 30,
	2024	2023
Discount rate:
India	7.2%	7.2%
Philippines	6.3%	5.9%
Sri Lanka	11.7%	28.5%
Dubai	5.1%	5.6%
Rate of increase in compensation level	5.0% to 14.0%	5.0% to 14.0%
Expected rate of return on plan assets	7.5%	7.5%
The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are based on current market yields on government securities adjusted for a suitable risk premium to reflect the additional risk for high quality corporate bonds.
Plan assets are generally exposed to risk including market, interest and operating risk. Since the Company’s plan assets are managed by third party fund administrators, the contributions made by the Company are pooled with the corpus of the funds managed by such fund administrators and invested in accordance with regulatory guidelines. The Company’s funding policy is to contribute to the plan amounts necessary on an actuarial basis to, at a minimum, satisfy the minimum funding requirements. Additional discretionary contributions above the minimum funding requirement can be made and are generally based on adjustment for any over or under funding. Accordingly, the data related to the fair value of the assets for the various categories of plan asset held and classification of level of fair value under ASC
820-10
-“Fair Value Measurements and Disclosure”
specific to fund contributed by the Company is not available.
As at June 30, 2024, $
1,368
and $
1,290
($
1,351
and $
1,360
as at March 31, 2024) of the plan assets are invested with LIC and ALICPL, respectively. Of the funds invested with LIC, approximately
40
% and 60% of the funds are invested in unquoted government securities and money market instruments, respectively. Of the funds invested with ALICPL, approximately
61
% and
39
% are invested in unquoted government securities and money market instruments, respectively.

F-4
6

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The expected benefits are based on the same assumptions used to measure the Company’s defined benefit obligations as at June 30, 2024. The Company expects to contribute $3,362 to defined benefit plan for the year ending March 31, 2025. The maturity analysis of the Company’s defined benefit payments is as follows:

Amount

July 1, 2024 to March 31, 2025	$3,362
2026	3,310
2027	3,577
2028	4,185
2029	4,493
Thereafter	23,515

$42,442

17. Contract liabilities
Contract liabilities consists of the following:

	As at
	June 30, 2024	March 31, 2024
Current:
Payments in advance of services	$8,221	$6,215
Advance billings	9,204	6,659
Others	55	28

Total	$17,480	$12,902

Non-current:
Payments in advance of services	$11,076	$11,495
Advance billings	1,591	1,104
Others	27	26

Total	$12,694	$12,625

F-4
7

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

18. Other liabilities
Other liabilities consist of the following:

	As at
	June 30, 2024	March 31, 2024
Current:
Withholding taxes and value added tax payables	$8,801	$7,670
Contingent consideration (Refer Note 4(a) & 4(b))	20,722	6,730
Other liabilities	13,787	5,452

Total	$43,310	$19,852

Non-current:
Contingent consideration (Refer Note 4(a) & 4(b))	$—	$13,780
Other liabilities	118	117

Total	$118	$13,897

19. Share capital
As at June 30, 2024, the authorized share capital was £6,100 divided into 60,000,000 ordinary shares of 10 pence each and 1,000,000 preferred shares of 10 pence each. The Company had 44,170,987 ordinary shares outstanding (excluding 1,643,731 treasury shares) as at June 30, 2024. There were no preferred shares outstanding as at June 30, 2024.
As at March 31, 2024, the authorized share capital was £6,100 divided into 60,000,000 ordinary shares of 10 pence each and 1,000,000 preferred shares of 10 pence each. The Company had 45,684,145 ordinary shares outstanding as at Marche 31, 2024. There were no preferred shares outstanding as at March 31, 2024.
Treasury shares
During the three months ended June 30, 2024, the shareholders of the Company authorized the repurchase of

1,100,000
of the Company’s ordinary shares, at a price range of

$
10
to $
77
per ordinary share. Pursuant to the terms of the repurchase program, the Company’s ordinary shares may be purchased in the open market from time to time for

10
months from May 30, 2024 to March 31, 2025. The Company is not obligated under the repurchase program to repurchase a specific number of ordinary shares, and the repurchase program may be suspended at any time at the Company’s discretion. The Company may fund the repurchases with internal or external sources.

F-4
8

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

During the
three months
ended
June 30, 2024
, the Company purchased 1,100,000
ordinary shares
in the open market for a total consideration of $56,232 (including transaction costs of

$11) under the above-mentioned share repurchase program. The Company funded the repurchases under the repurchase program with cash on hand.
During the three months ended June 30, 2024, the shareholders of the Company authorized a new share repurchase program for the repurchase of
3,000,000 of the Company’s ordinary shares, at a price range of $10 to $100 per ordinary share. Pursuant to the terms of the repurchase program, the Company’s ordinary shares may be purchased in the open market from time to time for 19 months from May 30, 2024 to November 29, 2025. The Company is not obligated under the repurchase program to repurchase a specific number of ordinary shares, and the repurchase program may be suspended at any time at the Company’s discretion. The Company may fund the repurchases with internal or external sources.
During the three months ended June 30, 2024, the Company purchased
543,731
ordinary shares in the open market for a total consideration of $
27,996
(including transaction costs of $
5
) under the above-mentioned share repurchase program. The Company funded the repurchases under the repurchase program with cash on hand.

9

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

20. Revenue
Disaggregation of revenue
In the following tables, revenue is disaggregated by service type, major industries serviced, contract type and geography.
Revenue by service type

	Three months ended June 30,
	2024	2023
Industry-specific	$140,043	$131,463
Finance and accounting	64,702	73,639
Customer experience services	61,333	66,029
Research and analytics	40,511	39,458
Others	16,526	15,912

Total	$323,115	$326,501

Revenue by industry
	Three months ended June 30,
	2024	2023
Insurance	$90,662	$87,792
Healthcare	43,846	44,308
Diversified businesses including manufacturing, retail, CPG, media and entertainment, and telecom	44,319	49,405
Travel and leisure	42,675	56,757
Banking and financial services	29,053	23,931
Shipping and logistics	25,504	24,626
Hi-tech and professional services	24,220	22,995
Utilities	22,836	16,687

Total	$323,115	$326,501

F-
50

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Revenue by contract type

	Three months ended June 30,
	2024	2023
Full-time-equivalent	$234,163	$230,882
Transaction	48,076	46,365
Subscription	15,737	17,346
Fixed price	14,867	16,288
Others	10,272	15,620

Total	$323,115	$326,501

Revenue by delivery
location

	Three months ended June 30,
	2024	2023
India	$183,109	$174,511
Philippines	42,715	47,236
United States	37,170	43,022
South Africa	23,542	17,848
UK (1)	17,878	20,362
Romania	4,728	7,288
Sri Lanka	3,728	4,650
China	3,692	3,880
Poland	3,461	3,419
Costa Rica	1,560	1,884
Australia	1,388	1,449
Malaysia	144	80
Spain	—	872

Total	$323,115	$326,501

(1)	Includes revenue derived from Germany, which was not significant.
Revenue by geography
Refer Note 26 — External revenue.

F-
51

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Contract balances
Contract assets
The movement in contract assets during the three months ended June 30, 2024 is as follows:

	As at June 30, 2024
	Sales Commission	Transition activities	Upfront payment / Others	Total
Opening balance	$11,227	$44,137	$9,434	$64,798
Additions during the period	1,979	2,696	717	5,392
Amortization during the period	(548)	(1,386)	(955)	(2,889)
Impairment loss recognized during the period	—	—	—	—

Translation adjustments	17	(89)	9	(63)

Closing balance	$12,675	$45,358	$9,205	$67,238

The movement in contract assets during the year ended March 31, 2024 is as follows:

	As at March 31, 2024
	Sales Commission	Transition activities	Upfront payment / Others	Total
Opening balance	$13,415	$41,905	$11,922	$67,242
Additions during the period	1,249	10,178	7,199	18,626
Amortization during the period	(2,856)	(7,657)	(9,820)	(20,333)
Impairment loss recognized during the period	(655)	—	—	(655)
Translation adjustments	74	(289)	133	(82)

Closing balance	$11,227	$44,137	$9,434	$64,798

F-5
2

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Contract liabilities
Contract liabilities consist of the following:

	As at
	June 30, 2024	March 31, 2024

Payments in advance of services	$19,297	$17,710
Advance billings	10,795	7,763
Others	82	54

Total	$30,174	$25,527

Revenue recognized during the three months ended June 30, 2024 and June 30, 2023, which was included in the contract liabilities balance at the beginning of the respective periods
,
is as follows:

	Three months ended June 30,
	2024	2023

Payments in advance of services	$1,746	$2,090
Advance billings	3,239	2,675
Others	13	341

Total	$4,998	$5,106

F-5
3

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The estimated revenue expected to be recognized in the future relating to remaining performance obligations as at June 30, 2024 and March 31, 2024 is as follows:

	As at June 30, 2024
	Less than 1 Year	1-2 years	2-5 years	More than 5 years	Total
Transaction price allocated to remaining performance obligations	$1,983	$1,539	$308	$—	$3,830

	As at March 31, 2024
	Less than 1 Year	1-2 years	2-5 years	More than 5 years	Total
Transaction price allocated to remaining performance obligations	$1,149	$1,015	$291	$—	$2,455
The Company does not disclose the value of unsatisfied performance obligations for:

(i)	contracts with an original expected length of one year or less; and

(ii)	contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.

F-5
4

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

21. Interest expense
Interest expense consists of the following:

	Three months ended June 30,
	2024	2023
Interest expense	$3,979	$3,303
Others	402	339

Total	$4,381	$3,642

22. Other income, net
Other income, net consists of the following:

	Three months ended June 30,
	2024	2023
Net gain arising on financial assets	$2,814	$2,591
Interest income	455	1,567
Others, net	588	622

Total	$3,857	$4,780

F-5
5

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

23. Share-based payments
The Company has two share-based incentive plans: the 2006 Incentive Award Plan adopted on June 1, 2006, as amended and restated in February 2009, September 2011 and September 2013 (which has expired) the “2006 Incentive Award Plan”, and the 2016 Incentive Award Plan effective from September 27, 2016, as amended and restated in September 2018 (the “2016 Incentive Award Plan”) (collectively referred to as the “Plans”). All the Plans are equity settled. Under the Plans, share-based options and RSUs may be granted to eligible participants. Options are generally granted for a term of ten years. Options and RSUs have a graded requisite service
period of up to four years. The Company settles employee share-based options and RSU exercises with newly issued ordinary shares. As at June 30, 2024, the Company had 677,163 ordinary shares available for future grants.
Share-based compensation expense during the three months ended June 30, 2024 and 2023 is as follows:

	Three months ended June 30,
	2024	2023
Share-based compensation expense recorded in:
Cost of revenue	$2,169	$4,153
Selling and marketing expenses	1,521	3,127
General and administrative expenses	7,465	8,936

Total share-based compensation expense	$11,155	$16,216

Income tax benefit (including excess tax benefit) related to share-based compensation expense	2,379	3,630

During the three months ended June 30, 2024, the Company modified the terms of certain unvested RSUs to vest immediately, which would have lapsed on account of non-achievement of market and non-market conditions. The Company identified it as Type III modification and the incremental compensation cost amounted to $1,899 recognized immediately in the consolidated statement of income.
Upon exercise of RSUs, the Company issued 130,573 and 97,472 ordinary shares during the three months ended June 30, 2024 and 2023, respectively.

F-5
6

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Restricted share units
The 2006 Incentive Award Plan and the 2016 Incentive Award Plan also allow for the grant of RSUs. Each RSU represents the right to receive one ordinary share and vests over a period of up to three years.

(i)
Movements in the number of RSUs dependent on
non-market
performance condition outstanding under the 2006 Incentive Award Plan and the 2016 Incentive Award Plan and their related weighted average fair values are as follow:

	Shares	Weighted average fair value	Aggregate intrinsic value

Outstanding as at March 31, 2023	1,032,718	$63.38	$96,218
Granted	405,709	80.50
Exercised	(306,701)	61.30
Forfeited	(34,739)	81.56

Outstanding as at March 31, 2024	1,096,987	$69.73	$55,436
Granted	210,580	47.64
Exercised	(56,988)	68.84
Forfeited	(27,671)	82.21

Outstanding as at June 30, 2024	1,222,908	65.68	64,203
RSUs exercisable	611,981	$61.75	$32,129
RSUs expected to vest	555,031	$65.68	$29,139

F-5
7

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The fair value of RSUs is generally the market price of the Company’s shares on the date of grant. As at June 30, 2024, there was $17,941 of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted average period of 2.7 years. To the extent the actual forfeiture rate is different than what the Company has anticipated, share-based compensation expense related to these RSUs will be different from the Company’s expectations.
The weighted average grant date fair value of RSUs granted during the three months ended June 30, 2024 and year ended March 31, 2024 was $47.64 per ordinary share and $80.50 per ADS, respectively. The aggregate intrinsic value of RSUs exercised during the three months ended June 30, 2024 and year ended March 31, 2024 was $2,884 and $20,204, respectively. The total grant date fair value of RSUs vested during the three months ended June 30, 2024 and year ended March 31, 2024 was $6,693 and $25,170, respectively. The weighted average share price of RSUs exercised during the three months ended June 30, 2024 and year ended March 31, 2024 was $50.17 and $65.88, respectively.

(ii)
The 2006 Incentive Award Plan and the 2016 Incentive Award Plan also allow for the grant of RSUs based on the market price of the Company’s shares achieving a specified target over a period of time. The fair value of market-based share awards is determined using Monte-Carlo simulation.

Movements in the number of RSUs dependent on market performance condition outstanding under the 2006 Incentive Award Plan and the 2016 Incentive Award Plan and their related weighted average fair values are as follows:

	Shares	Weighted average fair value	Aggregate intrinsic value
Outstanding as at March 31, 2023	$58,639	$14.30	$5,463
Granted	—	—	—
Exercised	(58,639)	$14.30	$—
Forfeited	—	—	—

Outstanding as at March 31, 2024	—	—	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding as at June 30, 2024	—	—	—
RSUs exercisable	—	—	—
RSUs expected to vest	—	—	—
The aggregate intrinsic value of RSUs exercised during the three months ended June 30, 2024 and year ended March 31, 2024 was $NIL and $3,755, respectively. The weighted average share price of RSU exercised during the three months ended June 30, 2024 and year ended March 31, 2024 was $NIL and $64.04, respectively.

F-5
8

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

(iii)	RSUs related to total shareholder’s return (“TSR”)
Movements in the number of RSUs linked to the TSR condition outstanding under the 2016 Incentive Award Plan and their related weighted average fair values are as follows:

	Shares	Weighted average fair value	Aggregate intrinsic value
Outstanding as at March 31, 2023	790,508	$56.32	$73,652
Granted	117,747	87.03
Exercised	(113,631)	45.82
Forfeited	(16,906)	65.25

Outstanding as at March 31, 2024	777,718	$62.15	$39,307
Granted	153,207	41.31
Exercised	(6,883)	33.54
Forfeited	(10,129)	85.08
Lapsed	(65,450)	78.80

Outstanding as at June 30, 2024	848,463	$57.04	$44,544
RSUs exercisable	496,269	$51.39	$26,054
RSUs expected to vest	328,835	$57.04	$17,264
During the three months ended June 30, 2024, the Company issued 153,207 RSUs (March 31, 2024: 117,747 RSUs) to certain employees. The conditions for the vesting of these RSUs are linked to the TSR of the Company in addition to the condition of continued employment with the Company through the applicable requisite service
period.
The performance of these RSUs shall be assessed based on the TSR of the custom peer group (based on percentile rank) and the industry index (based on outperformance rank). The RSUs granted with the TSR condition shall vest on the third anniversary of the grant date, subject to the participant’s continued employment with the Company through the applicable vesting date and achievement of the specified conditions of stock performance and TSR parameters.
The fair value of these RSUs is determined using Monte-Carlo simulation. The weighted average grant date fair value of RSUs granted during the three months ended June 30, 2024 and year ended March 31, 2024 was $41.31 per ordinary share and $87.03 per ADS, respectively. The share compensation expense charged during the three months ended June 30, 2024 was $991 (March 31, 2024: $5,196). As at June 30, 2024, there was $7,249 of unrecognized compensation cost related to these RSUs. This amount is expected to be recognized over a weighted average period of 2.2 years. The total grant date fair value of these RSUs vested during the three months ended June 30, 2024 and year ended March 31, 2024 was $5,352 and $9,352, respectively.
The aggregate intrinsic value of RSUs exercised during the three months ended June 30, 2024 and year ended March 31, 2024 was $356 and $7,812, respectively. The weighted average share price of RSU exercised during the three months ended June 30, 2024 and year ended March 31, 2024 was $51.68 and $68.75, respectively.

9

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Performance share units
The 2006 Incentive Award Plan and 2016 Incentive Award Plan also allow for grant of performance share units (“PSUs”). Each PSU represents the right to receive one ordinary share based on the Company’s performance against specified non-market
performance conditions and vests over a period of three years.
Movements in the number of PSUs outstanding under the 2006 Incentive Award Plan and the 2016 Incentive Award Plan and their related weighted average fair values are as follow:

	Shares	Weighted average fair value	Aggregate intrinsic value

Outstanding as at March 31, 2023	837,091	$55.30	$77,992
Granted	205,968	84.83
Exercised	(138,901)	45.89
Forfeited	(19,386)	79.05

Outstanding as at March 31, 2024	884,772	$62.49	$44,672
Granted	12,396	43.02
Exercised	(65,513)	59.29
Forfeited	(11,177)	81.58
Outstanding as at June 30, 2024	820,478	62.62	43,075
RSUs exercisable	590,620	$54.38	$31,008
RSUs expected to vest	202,112	$62.62	$10,611

F-
60

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The fair value of PSUs is generally the market price of the Company’s shares on the date of grant, and assumes that performance targets will be achieved. As at June 30, 2024, there was $17,032 of unrecognized compensation costs related to unvested PSUs, net of forfeitures. This amount is expected to be recognized over a weighted average period of 2.4 years. Over the performance period, the number of shares that will be issued will be adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final performance metrics to the specified targets.
The weighted average grant date fair value of PSUs granted during the three months ended June 30, 2024 and year ended March 31, 2024 was $43.02 per ordinary share and $84.83 per ADS, respectively. The aggregate intrinsic value of PSUs exercised during the three months ended June 30, 2024 and year ended March 31, 2024 was $3,287 and $9,319, respectively. The total grant date fair value of PSUs vested during the three months ended June 30, 2024 and year ended March 31, 2024 was $2,652 and $11,186 respectively.
The weighted average share price of PSU exercised during the three months ended June 30, 2024 and year ended March 31, 2024 was $50.17 and $67.09, respectively. Total cash received as a result of RSUs exercised during the year $Nil
.

F-
61

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

BBBEE program in South Africa
The Company’s South African subsidiary has issued share appreciation rights to certain employees to be settled with the Company’s shares. As part of the settlement, the Company granted 3,178 and 2,495 RSUs during the year ended March 31, 2024, 1,135 RSUs during the year ended March 31, 2022 and 11,400 and 1,850 RSUs during the year ended March 31, 2021, which shall vest on instant basis, nine months anniversary, the second anniversary, nine months and third anniversary, respectively, from the grant date. During the years ended March 31, 2020, 2019 and 2018, the Company granted 3,365, 14,250 and 32,050 RSUs, which shall vest on the fourth, third and fourth anniversaries, respectively, from the grant date, subject to such grantee’s continued employment with the Company through the applicable vesting date. The grant date fair value was estimated using a binomial lattice model.
The total stock compensation expense in relation to these RSUs was $3,483 to be amortized over the requisite service
period of four years. The stock compensation expense charged during the three months ended June 30, 2024 was $0 (March 31, 2024: $94).

F-6
2

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

RSUs to drive higher growth
In the prior periods, the Company granted 705,090 RSUs to drive higher growth, based on performance and market conditions along with service conditions. The RSUs under this grant will vest upon the Company achieving the market capitalization target along with net revenue targets (together referred as the “vesting conditions”). The requisite service
period ranges from 2 years and 9 months to 4 years and 9 months from the grant date dependent on achievement of respective vesting conditions at each evaluation period. The vesting of RSUs will happen only on achievement of both the vesting
conditions. Any unvested RSUs due to
non-achievement
of vesting conditions at the end of vesting period will lapse.
The fair value of these RSUs is determined using the Monte-Carlo simulation. The grant date fair value of RSUs granted was $
28.00
per RSU.
During the year ended March 31, 2023, the Company modified the terms of the original grant to increase the requisite service period. The revised requisite service period ranges from

3 years 3 months to 4 years and 9 months
from the grant date dependent on achievement of respective vesting conditions at each evaluation period. The incremental fair value of these RSUs was
$
1.60
determined using the Monte-Carlo simulation as at the date of modification.
The Company has not recognized any charge for the three months ended June 30, 2024 and 2023 considering the net revenue target is not expected to be met, based on the current projections. As at June 30, 2024, there was $18,056 of unrecognized compensation cost related to these RSUs.

F-6
3

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

24. Income taxes
The domestic and foreign source component of income/(loss) before income taxes is as follows:

	Three months ended June 30,
	2024	2023
Domestic	$(4,726)	$(3,597)
Foreign	42,775	42,601

Income before income taxes	$38,049	$39,004

The Company’s income tax expense/(benefit) consists
of
the
following
:

	Three months ended June 30,
	2024	2023
Current taxes
Domestic taxes	$—	$—
Foreign taxes	11,418	13,040

	$11,418	$13,040

Deferred taxes
Domestic taxes	—	—
Foreign taxes	(2,291)	(6,000)

	$(2,291)	$(6,000)

Income tax expense	$9,127	$7,040

Domestic taxes are Nil as the corporate rate of tax applicable to companies in Jersey, Channel Islands is 0%. Foreign taxes are based on applicable tax rates in each subsidiary’s jurisdiction.
From fiscal 2012 until the three months ended June 30, 2024, the Company started operations in various delivery centers in Mumbai, Pune, Chennai, Gurgaon, Noida, India registered under the Special Economic Zone scheme. Some of these operations were eligible for a 100% income tax exemption for a period of five years from the date of commencement of operations which expired between fiscal 2022 and fiscal 2024. Following the expiry of the 100% income tax exemption, these operations are eligible for a 50% income tax exemption expiring between fiscal 2026 and fiscal 2034. Some of these operations which have completed a period of ten years from the date of commencement are eligible for a 50% income tax exemption for a further period of five years subject to creation of a Special Economic Zone
Re-investment
Reserve out of the profits of the eligible SEZ units and utilization of such reserve by the Company for acquiring new plant and machinery for the purpose of its business as per the provisions of the Indian Income Tax Act, 1961. Upon the complete expiration of this tax exemption, income derived by this subsidiary shall become subject to the prevailing annual tax rate of 34.95%. The Government of India enacted the India Tax Law effective April 1, 2019, which enables Indian companies to elect to be taxed at a lower income tax rate of 25.17% as compared to the current rate of 34.95%. Once a company elects into the lower income tax rate, a company may not benefit from any tax holidays associated with SEZ and certain other tax incentives and may not reverse its election. Our intent is to move to the new tax regime as and when it becomes more beneficial to this subsidiary. In the three months ended June 2024, this subsidiary has elected to apply the lower income tax rate of 25.17%. In fiscal 2025, we operated from various delivery centers in the Philippines which commenced operations from fiscal 2018 to fiscal 2025 and are eligible for tax exemption benefits expiring between fiscal 2025 and fiscal 2029. Following the expiry of the tax benefits, income generated by our Philippines subsidiary, WNS Global Services Philippines Inc., will be taxed at the prevailing special tax rate, which is currently 5.0% on gross profit. From January 1, 2020, our operations in Sri Lanka are eligible to claim income tax exemption with respect to the profits earned from export revenue.

F-6
4

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

If the income tax exemptions described above were not available, the additional income tax expense at the respective statutory rates in India, Sri Lanka and Philippines would have been approximately $1,696, $10,265 and $20,735 for the three months ended June 30, 2024 and the years ended March 31, 2024 and 2023 respectively. Such additional tax would have decreased the basic and diluted earnings per share for the three months ended June 30, 2024 by $0.04 and $0.03, respectively ($0.05 and $0.04, respectively, for the three months ended June 30, 2023).
Income taxes recognized in other comprehensive income are as follows:

	Three months ended June 30,
	2024	2023
Current taxes	$—	$—
Deferred taxes:
Unrealized gain/(loss) on cash flow hedging derivatives	1,863	827
Retirement benefits	222	(229)

Total income tax (benefit)/ expense recognized directly in other comprehensive income	$2,085	$598

F-6
5

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Deferred income tax liabilities on earnings of the Company’s subsidiaries have not been provided as such earnings are deemed to be permanently reinvested in the business and the Company is able to control the timing of the reversals of temporary differences associated with these investments. Accordingly, temporary difference on which deferred tax liability has not been recognized amounts to $1,390,296, $1,349,654 and $
1,172,255
as at June 30, 2024, March 31, 2024 and March 31, 2023 respectively.
From time to time, the Company receives orders of assessment from the Indian tax authorities assessing additional taxable income on the Company and/or its subsidiaries in connection with their review of their tax returns. The Company currently has orders of assessment outstanding for various years through fiscal 2020, which assess additional taxable income that could in the aggregate give rise to an estimated $3,629 in additional taxes, including interest of $623. These orders of assessment allege that the transfer pricing the Company applied to certain of the international transactions between WNS Global and its other wholly-owned subsidiaries were not on arm’s length terms, disallow a tax holiday benefit claimed by the Company, deny the set off of brought forward business losses and unabsorbed depreciation and disallow certain expenses claimed as tax deductible by WNS Global. The Company has appealed against these orders of assessment before higher appellate authorities.
In addition, the Company has orders of assessment pertaining to similar issues that have been decided in favor of the Company by appellate authorities, vacating the tax demands of $82,830 in additional taxes, including interest of $29,467. The income tax authorities have filed or may file appeals against these orders at higher appellate authorities.
The following table summarizes the activities related to the Company’s unrecognized tax benefits for uncertain tax positions

	As at
	June 30, 2024	March 31, 2024
Opening Balance	$9,284	$9,942
Increase/(Decrease) related to prior period tax positions	—	(511)
Increase related to current year tax positions	—	—
Translation adjustments	2	(147)

Closing Balance	$9,286	$9,284

The unrecognized tax benefit as at June 30, 2024 of $9,286, if recognized would impact the effective tax rate.
Uncertain tax positions are reflected at the amount likely to be paid to the taxation authorities. A liability is recognized in connection with each item that is not probable of being sustained on examination by taxing authority. The liability is measured using single best estimate of the most likely outcome for each position taken in the tax return. Thus, the provision would be the aggregate liability in connection with all uncertain tax positions. As at June 30, 2024, the Company had provided a tax reserve of $9,286 (March 31, 2024: $9,284) primarily on account of the Indian tax authorities’ denying the set off of brought forward business losses and unabsorbed depreciation.

F-6
6

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

As at June 30, 2024, corporate tax returns for years ended 2021 and onward remain subject to examination by tax authorities in India.
Based on the facts of these cases, the nature of the tax authorities’ disallowances and the orders from appellate authorities deciding similar issues in favor of the Company in respect of assessment orders for earlier fiscal years and after consultation with the Company’s external tax advisors, the Company believes these orders are unlikely to be sustained at the higher appellate authorities. The Company has deposited $10,862 (March 31, 2024: $10,840) of the disputed amounts with the tax authorities and may be required to deposit the remaining portion of the disputed amounts with the tax authorities pending final resolution of the respective matters.
In addition, the Company currently has orders of assessment outstanding for various years pertaining to the pre-acquisition
period of Smart Cube India Private Limited acquired in fiscal 2023, which assess additional taxable income that could in the aggregate give rise to an estimated $1,007 in additional taxes, including interest of $550. These orders of assessment allege that the tax holiday benefit claimed by Smart Cube India Private Limited should be disallowed. Smart Cube India Private Limited has appealed against these orders of assessment before higher appellate authorities.
In 2016, we also received an assessment order from the Sri Lankan Tax Authority, demanding payment of LKR25.2 million ($0.1 million based on the exchange rate on June 30, 2024) in connection with the review of our tax return for fiscal year 2012. The assessment order challenges the tax exemption that we have claimed for export business. We have filed an appeal against the assessment order with the Sri Lankan Tax Appeal Commission in this regard. Based on consultations with our tax advisors, we believe this order of assessment will more likely than not be vacated in our favour by the higher appellate authorities and we intend to dispute the order of assessment.
No assurance can be given, however, that we will prevail in our tax disputes. If we do not prevail, payment of additional taxes, interest and penalties may adversely affect our results of operations, financial condition and cash flows. There can also be no assurance that we will not receive similar or additional orders of assessment in the future.
25. Earnings per share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,
	2024	2023
Numerator:
Net income	$28,922	$31,964
Denominator:
Basic weighted average number of shares outstanding	45,443,899	47,997,486
Dilutive impact of equivalent share-based options and RSUs	1,981,118	2,261,771
Diluted weighted average number of shares outstanding	47,425,017	50,259,257
Earnings per share
Basic	0.64	0.67
Diluted	0.61	0.64
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	204,700	—
The computation of earnings per ordinary share (“EPS”) was determined by dividing net income by the weighted average number of shares outstanding during the respective periods.

F-6
7

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

26. Segment reporting
The Company provides business process management services. Effective April 1, 2023, the Company adopted a new organizational structure featuring four SBUs, each headed by a chief business officer. Under the new organizational structure, the Company combined its prior verticals into the four SBUs
. The new structure is intended to help drive improved outcomes for global clients and enable the Company to better drive business synergies, enhance scalability, generate operating leverage, and create organizational depth. The Company now manages and reports financial information through its four SBUs, which reflects how management reviews financial information and makes operating decisions.
The SBUs’ performance is reviewed by the Group Chief Executive Officer, who has been identified as the Chief Operating decision Maker (“CODM”) as defined by ASC 280, “Segment Reporting.” The CODM evaluates the Company’s performance and allocates resources based on revenue growth and operating performance of SBUs. The Company’s operating segments, effective April 1, 202
3
, are as follows:

•	Banking/Financial Services, and Insurance (“BFSI”),

•	Travel, Shipping/Logistics, and Utilities (“TSLU’’),

•	Manufacturing/Retail/Consumer, Hi-tech/Professional Services, and Procurement (“MRHP”), and

•	Healthcare/Life Sciences (“HCLS”)
The Company uses revenue less repair payments
(non-GAAP)
as a primary measure to allocate resources and measure segment performance. Revenue less repair payments is a non-GAAP
measure which is calculated as (a) revenue less (b) in the Company’s BFSI SBU, payments to repair centers for “repair services” where the Company acts as the principal in its dealings with the third party repair centers and its clients.
The CODM does not evaluate certain operating expenses, interest expense, other income, net and income taxes by segment, therefore the Company does not allocate these expenses by segment. Assets and liabilities used in Company’s business are not identified to any of the reportable segments as they are used interchangeably between segments. Management believes that it is currently not practicable to provide segment disclosures relating to total assets and liabilities, since a meaningful segregation of the available data is onerous.

F-6
8

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The segment results for the three months ended June 30, 2024 are as follows:

	TSLU	MRHP	HCLS	BFSI	Reconciling item (3)	Total
Revenue from external customers
Segment Revenue	$93,466	$76,943	$41,487	$118,410	$(7,191)	$323,115
Payments to repair centers	—	—	—	10,676	—	10,676

Revenue less repair payments (non-GAAP)	93,466	76,943	41,487	107,734	(7,191)	312,439
Adjusted cost of revenue (1) (2)	56,013	42,459	25,906	66,850	5,370	196,599

Segment gross profit	37,453	34,484	15,581	40,884	(12,561)	115,840
Other costs						59,194
Other income, net						(3,857)
Interest expense						4,381
Amortization of intangible assets						6,918
Share-based compensation expense						11,155
Income- tax expense						9,127

Net income						$28,922

(1)	Excludes share-based compensation expense.
(2)	Adjusted cost of revenue under reconciling items includes inter and intra segment eliminations and unallocated expenses.
(3)	Revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations.
No client
individually accounted for 10% or more of the total revenue during the three months ended June 30, 2024.

9

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The segment results for the three months ended June 30, 2023 are as follows:

	TSLU	MRHP	HCLS	BFSI	Reconciling item (3)	Total
Revenue from external customers
Segment Revenue	$102,174	$80,996	$40,867	$110,116	$(7,652)	$326,501
Payments to repair centers	—	—	—	9,013	—	9,013

Revenue less repair payments (non-GAAP)	102,174	80,996	40,867	101,103	(7,652)	317,488
Adjusted cost of revenue (1) (2)	59,950	47,701	28,861	61,624	2,633	200,769

Segment gross profit	42,224	33,295	12,006	39,479	(10,285)	116,719
Other costs						53,912
Other income, net						(4,780)
Interest expense						3,642
Amortization of intangible assets						8,725
Share-based compensation expense						16,216
Income- tax expense						7,040

Net income						$31,964

(1)	Excludes share-based compensation expense.
(2)	Adjusted cost of revenue under reconciling items includes inter and intra segment eliminations and unallocated expenses.
(3)	Revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations.
No client
individually accounted for 10% or more of the total revenue during the three months ended June 30, 2023.

F-
70

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

External revenue
Revenues from the geographic segments are based on domicile of the customer. The Company’s external revenue by geographic area is as follows:

	Three months ended June 30,
	2024	2023
Jersey, Channel Islands	$—	$—
North America (primarily the US)	148,220	157,785
UK	95,439	89,662
Australia	23,645	20,671
Europe (excluding the UK)	24,131	27,590
South Africa	2,909	3,495
Rest of the world	28,771	27,298

Total	$323,115	$326,501

The Company’s long-lived assets by geographic area, which consist of property and equipment and right-of-use
assets,
are
as
follows:

	As at
	June 30, 2024	March 31, 2024
Jersey, Channel Islands	$—	$—
India	128,530	130,481
Philippines	59,907	63,881
South Africa	31,087	31,257
North America	12,523	15,649
UK	6,095	2,135
Rest of the world	12,312	11,725

Total	$250,454	$255,128

F-
71

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

27. Commitment and contingencies
Capital commitments
As at June 30, 2024 and March 31, 2024, the Company had committed to spend approximately $8,930 and $8,022, respectively, under agreements to purchase property and equipment and software
. These amounts are net of capital advances paid in respect of these purchases.
Bank guarantees
Certain subsidiaries of the Company hold bank guarantees aggregating $910 and $896 as at June 30, 2024 and March 31, 2024, respectively. These guarantees have a remaining expiry term ranging from one
to five years.
Contingencies
In the ordinary course of business, the Company is involved in lawsuits, claims and administrative proceedings. While uncertainties are inherent in the final outcome of these matters, the Company believes, after consultation with counsel, that the disposition of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Others
From time to time, the Company receives orders of assessment from the VAT, service tax and GST authorities, demanding payment of $10,704 towards VAT, service tax and GST for the period April 1, 2014 to March 31, 2020. The tax authorities have rejected input tax credit on certain types of input services. Based on consultations with the Company’s tax advisors, the Company believes these orders of assessments will more likely than not be vacated by the higher appellate authorities and the Company intends to dispute the orders of assessment.
No assurance can be given, however, that we will prevail in our tax disputes. If we do
not prevail, payment of additional taxes, interest and penalties may adversely affect our results of operations, financial condition and cash flows. There can also be no assurance that we will not receive similar or additional orders of assessment in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report. We urge you to carefully review and consider the various disclosures made by us in this report and in our other SEC filings, including our annual report on Form 20-F for our fiscal year ended March 31, 2024. Some of the statements in the following discussion are forward-looking statements. See “Special note regarding forward-looking statements.”

Overview

We are a leading global provider of BPM services, offering comprehensive data, voice, analytical and business transformation services with a blended onshore, near shore and offshore delivery model. We transfer the business processes of our clients to our delivery centers which are located in Canada, China, Costa Rica, India, Malaysia, the Philippines, Poland, Romania, South Africa, Sri Lanka, Turkey, the UK, and the US, with a view to offer cost savings, operational flexibility, improved quality and actionable insights to our clients. We seek to help our clients “transform” their businesses by identifying business and process optimization opportunities through technology-enabled solutions, improvements to their processes, global delivery capabilities, analytics and an understanding of their business.

We win outsourcing engagements from our clients based on our domain knowledge of their business, our experience in managing the specific processes they seek to outsource and our customer-centric approach. Our portfolio of services includes specific processes that are tailored to address our clients’ specific business and industry practices. In addition, we offer a set of shared services that are common across multiple industries, including finance and accounting, customer experience services, research and analytics, technology services, legal services, and human resources outsourcing.

Although we typically enter into long-term contractual arrangements with our clients, these contracts can usually be terminated with or without cause by our clients and often with short notice periods. Nevertheless, our client relationships tend to be long-term in nature given the scale and complexity of the services we provide coupled with risks and costs associated with switching processes in-house or to other service providers. We structure each contract to meet our clients’ specific business requirements and our target rate of return over the life of the contract. In addition, since the sales cycle for offshore BPM is long and complex, it is often difficult to predict the timing of new client engagements. As a result, we may experience fluctuations in growth rates and profitability from quarter to quarter, depending on the timing and nature of new contracts. Our operating results may also differ significantly from quarter to quarter due to seasonal changes in the operations of our clients. For example, our clients in the TSLU segment typically experience seasonal changes in their operations in connection with the US summer holiday season, as well as episodic factors such as adverse weather conditions. Our focus, however, is on deepening our client relationships and maximizing shareholder value over the life of a client’s relationship with us.

The following table represents our revenue (a GAAP financial measure) for the periods indicated:

	Three months ended June 30,
	2024	2023
	(US dollars in millions)
Revenue	$323.1	$326.5

Our revenue is generated primarily from providing BPM services. We have four reportable segments for financial statement reporting purposes — BFSI, TSLU, MRHP and HCLS. In our BFSI segment, we provide “repair services”. For “repair services”, we provide claims handling and repair management services, where we arrange for automobile repairs through a network of third party repair centers. In our repair management services, where we act as the principal in our dealings with the third party repair centers and our clients, the amounts which we invoice to our clients for payments made by us to third party repair centers are reported as revenue. Where we are not the principal in providing the services, we record revenue from repair services net of repair cost. See Note 2(r) to our consolidated financial statements included elsewhere in this report. Since we wholly subcontract the repairs to the repair centers, we evaluate the financial performance of our BFSI segment based on revenue less repair payments to third party repair centers, which is a non-GAAP financial measure. We believe that revenue less repair payments (a non-GAAP financial measure) for “repair services” reflects more accurately the value addition of the BPM services that we directly provide to our clients. Management believes that revenue less repair payments (non-GAAP) may be useful to investors as a more accurate reflection of our performance and operational results.

Revenue less repair payments is a non-GAAP financial measure which is calculated as (a) revenue less (b) in our BFSI segment, payments to repair centers for “repair services” where we act as the principal in our dealings with the third party repair centers and our clients. This non-GAAP financial information is not meant to be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP. Our revenue less repair payments (non-GAAP) may not be comparable to similarly titled measures reported by other companies due to potential differences in the method of calculation.

The following table reconciles our revenue (a GAAP financial measure) to revenue less repair payments (a non-GAAP financial measure) for the periods indicated:

	Three months ended June 30,
	2024	2023
	(US dollars in millions)
Revenue	$323.1	$326.5
Less: Payments to repair centers(1)	10.7	9.0

Revenue less repair payments (non-GAAP)	$312.4	$317.5

Note:

(1)	Consists of payments to repair centers in our BFSI segment for “repair services” where we act as the principal in our dealings with the third party repair centers and our clients.

The following table sets forth our constant currency revenue less repair payments (a non-GAAP financial measure) for the periods indicated. Constant currency revenue less repair payments is a non-GAAP financial measure. We present constant currency revenue less repair payments (non-GAAP) so that revenue less repair payments (non-GAAP) may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of business performance. Constant currency revenue less repair payments (non-GAAP) is presented by recalculating prior period’s revenue less repair payments (non-GAAP) denominated in currencies other than in US dollars using the foreign exchange rate used for the latest period, without taking into account the impact of hedging gains/losses. Our non-US dollar denominated revenue includes, but is not limited to, revenue denominated in pound sterling, the Australian dollar, the Euro and the South African rand. Management believes constant currency revenue less repair payments (non-GAAP) may be useful to investors in evaluating the underlying operating performance of our company. This non-GAAP financial information is not meant to be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP. Our constant currency revenue less repair payments (non-GAAP) may not be comparable to similarly titled measures reported by other companies due to potential differences in the method of calculation.

	Three months ended June 30,
	2024	2023
	(US dollars in millions)
Revenue less repair payments (non-GAAP)	$312.4	$317.5
Exchange rate impact	0.9	1.5

Constant currency revenue less repair payments (non-GAAP)	$313.4	$319.0

Global Economic Conditions

As we have operations in 13 countries and service clients across multiple geographic regions, our business, financial performance and results of operations depend significantly on worldwide macroeconomic and geo-political conditions. Recent economic conditions and geo-political developments have been and continue to be challenging for global economies and could materially and adversely affect our business and financial performance.

Economic factors, such as recessionary economic cycles, inflation, rising interest rates, fluctuations in foreign exchange rates, monetary tightening and volatility in the financial markets, have impacted, and may continue to impact, our business, financial condition and results of operations. The current global economic uncertainty and the possibility of continued turbulence or uncertainty in the European, US, Asian and international financial markets and economies have adversely affected, and may continue to adversely affect, our and our clients’ liquidity and financial condition. High levels of inflation in the various geographies where we operate have resulted in increased supply costs, which in turn have impacted pricing and consumer demand. Rising interest rates, coupled with illiquid credit markets and wider credit spreads, may increase our cost of borrowing and cause credit to become more limited, which could have a material adverse effect on not only on our financial condition, liquidity and cash flows, but also on our clients’ ability to use credit to purchase our services or to make timely payments to us. In addition, as a result of high debt levels, a number of countries have required and may continue to require additional financial support, sovereign credit ratings have declined and may continue to decline, and there may be default on the sovereign debt obligations of certain countries. Uncertainties remain regarding future central bank and other economic policies in the US and EU. Such adverse macroeconomic conditions economic conditions may further lead to increased volatility in the currency and financial markets globally. For example, the recent appreciation of the US dollar may have an unpredictable impact on our company in a number of ways, including the conversion of our operating results into our reporting currency, the US dollar. For further information, see “Part I — Item 3. Key Information — D. Risk Factors — Risks Related to Our Business — Currency fluctuations among the Indian rupee, the pound sterling, the US dollar, the Australian dollar, the Euro, the South African rand and the Philippine peso could have a material adverse effect on our results of operations” of our annual report on Form 20-F for our fiscal year ended March 31, 2024. In addition, volatility in the financial markets could have a material impact on our share price. We cannot predict the trajectory of the recent economic slowdown or any subsequent economic recovery. If adverse macroeconomic conditions continue for a prolonged period of time or even worsen, our business, financial condition and results of operations will be adversely affected.

Government policies or objectives pursued by countries in which we do business could potentially impact the demand for our services in certain countries. Changes in trade policies, increases in tariffs, the imposition of retaliatory tariffs, including those implemented by the United States, China and Europe and legislation requiring greater oversight of supply chains, may have a material adverse effect on global economic conditions and the stability of global financial markets and may reduce international trade.

Geopolitical crises, such as war, political instability and terrorist attacks, could disrupt our operations. The conflict between Russia and Ukraine and the conflict in Israel have led and could lead to significant market and other disruptions, including significant volatility in commodity prices, supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage. In particular, we have operations in Poland and Romania, which border Ukraine and have been materially and adversely affected by inflation, particularly increases in energy and food prices, resulting from disrupted supplies from Russia and Ukraine. In addition, as a result of the ongoing military conflict, there has been a growing number of migrants in Poland and Romania. Such an influx of migrants could further exacerbate inflation in these two countries, thereby resulting in an upward pressure on wages, which could have a material adverse effect on our operations in these two countries. The length, impact and outcome of the ongoing military conflict in Ukraine are highly unpredictable. If the conflict continues or extends beyond Ukraine, it would continue to have a significant impact on the global economy and our operations in Poland and Romania.

Additionally, major political events, including the UK’s withdrawal from the EU in January 2020, commonly referred to as “Brexit,” has also created uncertainty for businesses such as ours that operate in these markets. While the UK and the EU have ratified a trade and cooperation agreement to govern their relationship after Brexit, the agreement merely sets forth a framework in many respects and requires additional bilateral negotiations between the UK and the EU as both parties continue to work on the rules for implementation. Significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. Such terms could adversely affect the economic conditions in affected markets as well as the stability of the global financial markets, which in turn have had and may continue to have a material adverse effect on global economic conditions and financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital. 26.1% of our revenues and 23.6% of our revenue less repair payments (non-GAAP) in the three months ended June 30, 2024 and 24.2% of our revenues and 21.9% of our revenue less repair payments (non-GAAP) in fiscal 2024 were denominated in pound sterling. The extent and duration of the decline in the value of the pound sterling to the US dollar and other currencies is unknown at this time. A long-term reduction in the value of the pound sterling as a result of Brexit or otherwise could adversely impact our earnings growth rate and profitability. Although we believe that our hedging program is effective, there is no assurance that it will protect us against fluctuations in foreign currency exchange rates.

In addition to the pound sterling, a weakening of the rate of exchange for the US dollar or, to a lesser extent, the Australian dollar or the Euro (in which our revenue is principally denominated) against the Indian rupee, or to a lesser extent, the Philippine peso or the South African rand (in which a significant portion of our costs are denominated) would also adversely affect our results.

Fluctuations between the Indian rupee, the Philippine peso, the pound sterling, the South African rand, the Euro, or the Australian dollar, on the one hand, and the US dollar, on the other hand, also expose us to translation risk when transactions denominated in these currencies are translated into US dollars, our reporting currency. The exchange rates between each of the Indian rupee, the Philippine peso, the pound sterling, the South African rand, the Euro, and the Australian dollar, on the one hand, and the US dollar, on the other hand, have changed substantially in recent years and may fluctuate substantially in the future.

For example, the Indian rupee depreciated against the US dollar by an average of 1.5%,the Euro depreciated against the US dollar by an average of 1.2%, the Australian dollar depreciated against the US dollar by an average of 1.6% and the Philippine peso depreciated against the US dollar by an average of 4.0% for the three months ended June 30, 2024 as compared to the average exchange rates for the three months ended June 30, 2023, while the pound sterling appreciated against the US dollar by an average of 0.8%, for the three months ended June 30, 2024 as compared to the average exchange rates for the three months ended June 30, 2023.

The depreciation of the Indian rupee and the South African rand and the appreciation of the pound sterling against the US dollar, for the three months ended June 30, 2024 as compared to the average exchange rates for the three months ended June 30, 2023, positively impacted our results of operations during that period, while the depreciation of the Australian dollar and the Euro each against the US dollar negatively impacted our results of operations during that period.

Impact of COVID-19

In May 2023, the World Health Organization declared that COVID-19 was no longer a global emergency. Countries around the world have also relaxed restrictions imposed over the past three years during the global outbreak of COVID-19, including the travel restrictions.

We have a business continuity planning mechanism in place and are actively working to understand our clients’ changing requirements, adapt delivery to a “hybrid” model, ensure data security, prioritize critical processes, adjust service levels and manage discretionary costs (such as travel costs) and fixed costs (such as personnel costs). Our “hybrid” delivery capability steadily improved throughout fiscal 2022 and fiscal 2023, from delivering over 80% of our clients’ requirements in April 2020 to 100% of our clients’ requirements since the second quarter of fiscal 2022. In addition, we have also worked, and continue to work with national, state, and local authorities, so as to comply with applicable rules and regulations related to “hybrid” and “work from home” models.

In the three months ended June 30, 2024, the pandemic did not have a significant impact on our results. In the longer term, while we remain confident in our business and the quality of our services, the magnitude of COVID-19’s impact to our business and financial performance in fiscal 2025 and beyond will be a function of several factors, including, but not limited to, the following:

•	the possibility of a resurgence of COVID-19 in the future;

•	the level of demand for services from clients across the industries, including the demand within their own customer base that we serve;

•	our ability to implement policies and measures to ensure the health and safety of our employees

•

the impact and challenge of managing “remote working” arrangements on the effectiveness of our productivity or operating capability, due to varying local governmental regulations, client requirements, size and scale of operations and technology or infrastructure issues, such as hardware access, software compatibility and internet connectivity; and

•	the volatility in exchange rate movements

We continue to work closely with our clients to maximize our ability to service their rapidly changing business requirements.

As at June 30, 2024, we had cash and cash equivalents and investments of $301.5 million, unutilized lines of credit amounting to $101.2 million and long-term debt amounting to $228.5 million. Based on our current level of operations, we expect that our anticipated cash generated from operating activities, cash and cash equivalents on hand, and use of existing credit facilities will be sufficient to fund our debt repayment obligations, estimated capital expenditures, share repurchases and working capital needs for the next 12 months. However, under the current challenging economic and business conditions as discussed under “— Global Economic Conditions,” there can be no assurance that our business activity would be maintained at the expected level to generate the anticipated cash flows from operations. Also, see “— Liquidity and Capital Resources” for more information.

Following the COVID-19 pandemic, more businesses globally continue to adopt delivery models with improved technology infrastructure, and incorporate elements of the “work from home” model. Countries may enact more flexible labor laws, which may potentially expand a company’s employee base to include a higher number of part-time and gig workers, such as independent contractors, online platform workers, contract firm workers and on-call workers. This may allow businesses such as ours to expand delivery models beyond the larger cities and into the smaller ones, for example, Tier 2 and Tier 3 cities in India.

Revenue

We generate revenue by providing BPM services to our clients. The following table shows our revenue (a GAAP financial measure) and revenue less repair payments (a non-GAAP financial measure) for the periods indicated:

	Three months ended June 30,		Change
	(US dollars in millions)
	2024	2023	$	%
Revenue	$323.1	$326.5	(3.4)	(1.0)%
Revenue less repair payments (non-GAAP)	$312.4	$317.5	(5.0)	(1.6)%

Our revenue is characterized by client, industry, service type, geographic and contract type diversity, as the analysis below indicates.

Revenue by Top Clients

For the three months ended June 30, 2024 and 2023, the percentage of revenue and revenue less repair payments (non-GAAP) that we derived from our largest clients were in the proportions set forth in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Three months ended June 30,		Three months ended June 30,
	2024	2023	2024	2023
Top client	5.8%	4.5%	6.0%	4.7%
Top five clients	21.6%	21.3%	22.3%	21.9%
Top ten clients	32.1%	33.1%	32.3%	34.0%
Top twenty clients	44.3%	46.6%	44.4%	47.0%

Revenue by SBUs

For the three months ended June 30, 2024 and 2023, the percentage of revenue and revenue less repair payments (non-GAAP) that we derived from our SBUs were in the proportions set forth in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Three months ended June 30,		Three months ended June 30,
Strategic Business Unit	2024	2023	2024	2023
BFSI	36.6%	33.7%	34.5%	31.8%
TSLU	28.9%	31.3%	29.9%	32.2%
MRHP	23.8%	24.8%	24.6%	25.5%
HCLS	12.8%	12.5%	13.3%	12.9%
Reconciling item (1)	(2.1)%	(2.3)%	(2.3)%	(2.4)%

Total	100.0%	100.0%	100.0%	100.0%

Note:

(1)	Revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations

Certain services that we provide to our clients are subject to the seasonality of our clients’ business. Accordingly, we typically see an increase in transaction related services within the TSLU segment during holiday seasons, such as during the US summer holidays (our fiscal second quarter); an increase in insurance-related business in the BFSI segment during the beginning and end of the fiscal year (our fiscal first and last quarters) and during the US peak winter season (our fiscal third quarter); and an increase in consumer product business in the MRHP segment during the US festive season towards the end of the calendar year when new product launches and campaigns typically happen (our fiscal third quarter)

Revenue by Service Type

For the three months ended June 30, 2024 and 2023, our revenue and revenue less repair payments (non-GAAP) were diversified across service types in the proportions set forth in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Three months ended June 30,		Three months ended June 30,
Service Type	2024	2023	2024	2023
Industry-specific	43.3%	40.3%	41.4%	38.6%
Finance and accounting	20.0%	22.6%	20.7%	23.2%
Customer experience services	19.0%	20.2%	19.6%	20.8%
Research and analytics	12.5%	12.1%	13.0%	12.4%
Others (2)	5.2%	4.8%	5.3%	5.0%

Total	100.0%	100.0%	100.0%	100.0%

Notes:

(1)	Others includes revenue from technology services, legal services, and human resource outsourcing services.

Revenue by Geography

For the three months ended June 30, 2024 and 2023, our revenue and revenue less repair payments (non-GAAP) were derived from the following geographies (based on the location of our clients) in the proportions set forth below in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Three months ended June 30,		Three months ended June 30,
Geography	2024	2023	2024	2023
North America (primarily the US)	45.9%	48.3%	47.4%	49.7%
UK	29.5%	27.5%	27.1%	25.4%
Europe (excluding the UK)	7.5%	8.5%	7.7%	8.7%
Australia	7.3%	6.3%	7.6%	6.5%
South Africa	0.9%	1.1%	0.9%	1.1%
Rest of world	8.9%	8.3%	9.3%	8.6%

Total	100.0%	100.0%	100.0%	100.0%

Revenue by Location of Delivery Centers

For the three months ended June 30, 2024 and 2023, our revenue and revenue less repair payments (non-GAAP) were derived from the following geographies (based on the location of our delivery centers) in the proportions set forth in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Three months ended June 30,		Three months ended June 30,
Location of Delivery Center	2024	2023	2024	2023
India	56.7%	53.4%	58.6%	55.0%
Philippines	13.2%	14.5%	13.7%	14.9%
United States(1)	11.5%	13.2%	11.9%	13.6%
South Africa	7.3%	5.5%	7.5%	5.6%
UK(2)	5.4%	6.2%	2.2%	3.5%
Romania	1.5%	2.2%	1.5%	2.3%
Sri Lanka	1.2%	1.4%	1.2%	1.5%
China	1.1%	1.2%	1.2%	1.2%
Poland	1.1%	1.0%	1.1%	1.1%
Costa Rica	0.5%	0.6%	0.6%	0.6%
Australia(3)	0.5%	0.4%	0.5%	0.5%
Spain(3)	0.0%	0.4%	0.0%	0.2%
Malaysia	0.0%	0.0%	0.0%	0.0%

Total	100.0%	100.0%	100.0%	100.0%

Notes:

(1)	Includes revenue and revenue less repair payments (non-GAAP) derived from Canada, which was not significant.
(2)	Includes revenue and revenue less repair payments (non-GAAP) derived from Turkey and Germany, which were not significant.
(3)	Revenue from Australia and Spain is for a process being delivered under our “work from home” model. We do not have any delivery center in Australia or Spain.

Our Contracts

We provide our services under contracts with our clients, which typically range from three to five years, with some being rolling contracts with no end dates. Typically, these contracts can be terminated by our clients with or without cause and with short notice periods. However, we tend to have long-term relationships with our clients given the complex and comprehensive nature of the business processes executed by us, coupled with the switching costs and risks associated with relocating these processes in-house or to other service providers.

Each client contract has different terms and conditions based on the scope of services to be delivered and the requirements of that client. Occasionally, we may incur significant costs on certain contracts in the early stages of implementation, with the expectation that these costs will be recouped over the life of the contract to achieve our targeted returns. Each client contract has corresponding service level agreements that define certain operational metrics based on which our performance is measured. Some of our contracts specify penalties or damages payable by us in the event of failure to meet certain key service level standards within an agreed upon time frame.

When we are engaged by a client, we typically transfer that client’s processes to our delivery centers over a six-month period. This transfer process is subject to a number of potential delays. Therefore, we may not recognize significant revenue until several months after commencing a client engagement.

We charge for our services based on the following pricing models:

1)	per full-time-equivalent arrangements, which typically involve billings based on the number of full-time employees (or equivalent) deployed on the execution of the business process outsourced;

2)	per transaction arrangements, which typically involve billings based on the number of transactions processed (such as the number of e-mail responses, or airline coupons or insurance claims processed);

3)	subscription arrangements, which typically involve billings based on per member per month, based on contractually agreed rates;

4)	fixed-price arrangements, which typically involve billings based on achievements of pre-defined deliverables or milestones;

5)

outcome-based arrangements, which typically involve billings based on the business result achieved by our clients through our service efforts (such as measured based on a reduction in days sales outstanding, an improvement in working capital, an increase in collections or a reduction in operating expenses); or

6)

other pricing arrangements, including cost-plus arrangements, which typically involve billing the contractually agreed direct and indirect costs and a fee based on the number of employees deployed under the arrangement.

Apart from the above-mentioned pricing methods, a small portion of our revenue is comprised of reimbursements of out-of-pocket expenses incurred by us in providing services to our clients.

Outcome-based arrangements are examples of non-linear pricing models where revenues from platforms and solutions and the services we provide are linked to usage or savings by clients rather than the efforts deployed to provide these services. We intend to focus on increasing our service offerings that are based on non-linear pricing models that allow us to price our services based on the value we deliver to our clients rather than the headcount deployed to deliver the services to them. We believe that non-linear pricing models help us to grow our revenue without increasing our headcount. Accordingly, we expect increased use of non-linear pricing models to result in higher revenue per employee and improved margins. Non-linear revenues may be subject to short-term pressure on margins, however, as initiatives in developing the products and services take time to deliver. Moreover, in outcome-based arrangements, we bear the risk of failure to achieve clients’ business objectives in connection with these projects. For more information, see “Part I — Item 3. Key Information — D. Risk Factors — Risks Related to Our Business — If our pricing structures do not accurately anticipate the cost and complexity of performing our work, our profitability may be negatively affected.” of our annual report on Form 20-F for our fiscal year ended March 31, 2024.

Revenue by Contract Type

For the three months ended June 30, 2024 and 2023, our revenue and revenue less repair payments (non-GAAP) were diversified by contract type in the proportions set forth in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Three months ended June 30,		Three months ended June 30,
Contract Type	2024	2023	2024	2023
Full-time-equivalent	72.5%	70.7%	74.9%	72.7%
Transaction	14.9%	14.2%	12.0%	11.8%
Subscription	4.9%	5.3%	5.0%	5.5%
Fixed price	4.6%	5.0%	4.8%	5.1%
Others(1)	3.1%	4.8%	3.3%	4.9%

Total	100.0%	100.0%	100.0%	100.0%

Note:

(1)

Others includes revenue from “outcome-based arrangements”, which typically involve billings based on the business result achieved by our clients through our services (such as reduction in days sales outstanding, an improvement in working capital, an increase in collections and a reduction in operating expenses).

Expenses

The majority of our expenses consist of cost of revenue and operating expenses. The key components of our cost of revenue are employee costs, payments to repair centers, facilities costs, depreciation, legal and professional costs, and travel expenses. Our operating expenses include selling and marketing expenses, general and administrative expenses, foreign exchange gains and losses and amortization of intangible assets. Our non-operating expenses include finance expenses as well as other expenses recorded under “other income, net.”

Cost of Revenue

Employee costs represent the largest component of cost of revenue. In addition to employee salaries, employee costs include costs related to recruitment, training and retention, and share-based compensation expense. Historically, our employee costs have increased primarily due to increases in the number of employees to support our growth and, to a lesser extent, to recruit, train and retain employees. Salary levels in India and our ability to efficiently manage and retain our employees significantly influence our cost of revenue. See “[Part I — Item 4. Information on the Company — B. Business Overview — Human Capital]” of our annual report on Form 20-F for our fiscal year ended March 31, 2024. Regulatory developments may, however, result in wage increases in India and increase our cost of revenue.

For example, the Code on Wages 2019, Industrial Relations Code 2020, Social Security Code 2020 and Occupational Safety, Health & Working Condition Code 2020 received assent from the President of India on September 28, 2020. However, the rules implementing these Acts have not yet been published and the effective date from which these changes are applicable has yet to be announced. Accordingly, while we are unable to ascertain with certainty the financial impact due to these changes, it is possible that our wage costs in India may increase as a result of these changes when they become effective. See “Part I — Item 3. Key Information — D. Risk Factors — Risks Related to Our Business — Wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin” of our annual report on Form 20-F for our fiscal year ended March 31, 2024. We seek to mitigate these cost increases through improvements in employee productivity, employee retention and asset utilization.

Our facilities costs comprise lease rentals, utilities cost, facilities management and telecommunication network cost. Most of our leases for our facilities are long-term agreements and have escalation clauses which provide for increases in rent at periodic intervals. Most of these agreements have clauses that have fixed escalation of lease rentals.

We create capacity in our operational infrastructure ahead of anticipated demand as it takes six to nine months to build up a new site. Hence, our cost of revenue as a percentage of revenue may be higher during periods in which we carry such additional capacity.

Once we are engaged by a client in a new contract, we normally have a transition period to transfer the client’s processes to our delivery centers and accordingly incur costs related to such transfer.

Selling and Marketing Expenses

Our selling and marketing expenses comprise primarily employee costs for sales and marketing personnel, share-based compensation expense, brand building expenses, legal and professional fees, travel expenses, and other general expenses relating to selling and marketing.

General and Administrative Expenses

Our general and administrative expenses comprise primarily employee costs for senior management and other support personnel, share-based compensation expense, legal and professional fees, travel expenses, and other general expenses not related to cost of revenue and selling and marketing. It includes acquisition related expenses and benefits, including transaction costs, integration expenses and employment-linked earn-out as part of deferred consideration. It also includes costs related to our transition to US GAAP reporting and to voluntarily filing on US domestic issuer forms with SEC.

Foreign Exchange Loss / (Gain), Net

Foreign exchange loss / (gain), net include:

•	marked to market gains or losses on derivative instruments that do not qualify for “hedge” accounting and are deemed ineffective;

•	realized foreign currency exchange gains or losses on settlement of transactions in foreign currency and derivative instruments; and

•	unrealized foreign currency exchange gains or losses on revaluation of other assets and liabilities.

Amortization of Intangible Assets

Amortization of intangible assets is primarily associated with our acquisitions of Value Edge Research Services Private Limited (“Value Edge”) in June 2016, Denali Sourcing Services Inc. (“Denali”) in January 2017, MTS HealthHelp Inc. and its subsidiaries (“HealthHelp”) in March 2017, Vuram in July 2022, The Smart Cube in December 2022, OptiBuy in December 2022 and amortization of intangible assets associated with business transfers from CEPROCS S.R.L. in December 2021 and a large insurance company in October 2022. It also includes amortization of software acquired in the normal course of business.

Other Income, Net

Other income, net comprises interest income, income from investments, income from acquisition related contingent consideration, gain or loss on sale of assets, amortization of actuarial (gain)/loss on defined benefit obligations and other miscellaneous income and expenses.

Finance Expense

Finance expense primarily relates to interest charges payable on our term loans and short-term borrowings, transaction costs and gains/losses on settlement of related derivative instruments, interest expense on defined benefit obligations and lease liabilities and changes in the fair value of contingent consideration relating to our acquisitions.

Operating Data

Our profit margin is largely a function of our asset utilization and the rates we are able to recover for our services. One of the most significant components of our asset utilization is our seat utilization rate which is the average number of work shifts per day, out of a maximum of three, for which we are able to utilize our seats. Generally, an improvement in seat utilization rate will improve our profitability unless there are other factors which increase our costs such as an increase in lease rentals, large ramp-ups to build new seats, and increases in costs related to repairs and renovations to our existing or used seats. In addition, an increase in seat utilization rate as a result of an increase in the volume of work will generally result in a lower cost per seat and a higher profit margin as the total fixed costs of our built up seats remain the same while each seat is generating more revenue.

The following table presents certain operating data as at the dates indicated:

	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total head count	60,513	60,125	60,652	59,873	59,871	59,755
Built up seats(1)	41,676	41,599	40,658	39,775	38,945	37,222
Used seats(1)	—	—	—	—	—	—
Seat utilization rate(1) (2)	—	—	—	—	—	—

Notes:

(1)

“Built up seats” refers to the total number of production seats (excluding support functions like finance, human resources, administration and seats dedicated for business continuity planning) that are set up in any premises. “Used seats” refers to the number of built-up seats that are being used by employees. The remainder would be termed “vacant seats.” The vacant seats would get converted into used seats when we increase headcount.

The service delivery capacities of our remote-working employees may not be equivalent to their normal capacities when working in our delivery centers.

The “hybrid” model was in use in the quarter ended June 30, 2024, fiscal 2024, fiscal 2023 and fiscal 2022. Accordingly, the used seats details and seat utilization rate details are not relevant for the quarter ended June 30, 2024, fiscal 2024, fiscal 2023 and fiscal 2022. However, we have made significant progress towards in-person operations averaging 71% “work from office” during the three months ended June 30, 2024.

(2)

The seat utilization rate is calculated by dividing the average total headcount by the average number of built up seats to show the rate at which we are able to utilize our built up seats. Average total headcount and average number of built up seats are calculated by dividing the aggregate of the total headcount or number of built up seats, as the case may be, as at the beginning and end of the fiscal year by two.

Critical Accounting Policies

For a description of our critical accounting policies and estimates, refer to “Note 2. Summary of significant accounting policies” of our unaudited condensed interim consolidated financial statements in Part I of this report.

For further details on our segment reporting, refer to “Note 26 –Segment reporting” of our unaudited condensed interim consolidated financial statements in Part I of this report.

Results of Operations

The following table sets forth certain financial information as a percentage of revenue and revenue less repair payments (non-GAAP) for the periods indicated:

	As a percentage of
	Revenue		Revenue less repair payments (non-GAAP)
	Three months ended June 30,
	2024	2023	2024	2023
Cost of revenue	64.8%	65.5%	63.6%	64.5%
Gross profit	35.2%	34.5%	36.4%	35.5%
Operating expenses:
Selling and marketing expenses	6.7%	6.1%	6.9%	6.3%
General and administrative expenses	14.1%	14.4%	14.6%	14.8%
Foreign exchange loss/(gain), net	0.3%	(0.3)%	0.3%	(0.3)%
Impairment of Intangible assets	0.0%	0.0%	0.0%	0.0%
Amortization of intangible assets	2.1%	2.7%	2.2%	2.7%
Operating profit	11.9%	11.6%	12.3%	11.9%
Other income, net	(1.2)%	(1.5)%	(1.2)%	(1.5)%
Finance expense	1.4%	1.1%	1.4%	1.1%
Income tax expense	2.8%	2.2%	2.9%	2.2%
Profit after tax	9.0%	9.8%	9.3%	10.1%

The following table reconciles revenue (a GAAP financial measure) to revenue less repair payments (a non-GAAP financial measure) and sets forth payments to repair centers and revenue less repair payments (non-GAAP) as a percentage of revenue for the periods indicated:

	Three months ended June 30,
	2024	2023	2024	2023
	(US dollars in millions)
Revenue	$323.1	$326.5	100.0%	100.0%
Less: Payments to repair centers	10.7	9.0	3.3%	2.8%

Revenue less repair payments (non-GAAP)	$312.4	$317.5	96.7%	97.2%

The following table presents our results of operations for the periods indicated:

	Three months ended June 30,
	2024	2023
	(US dollars in millions)
Revenue	$323.1	$326.5
Cost of revenue(1)	209.4	213.9

Gross profit	113.7	112.6
Operating expenses:
Selling and marketing expenses(2)	21.5	20.0
General and administrative expenses(3)	45.7	46.9
Foreign exchange loss/(gain), net	1.0	(0.9)
Impairment of intangible assets	0.0	0.0
Amortization of intangible assets	6.9	8.7

Operating profit	38.6	37.9
Other income, net	(3.9)	(4.8)
Finance expense	4.4	3.6

Profit before income taxes	38.0	39.0
Income tax expense	9.1	7.0

Profit after tax	$28.9	$32.0

Notes:

(1)	Includes share-based compensation expense of $2.2 million and $4.2 million for the three months ended June 30, 2024 and 2023, respectively.
(2)	Includes share-based compensation expense of $1.5 million and $3.1 million for the three months ended June 30, 2024 and 2023, respectively.
(3)	Includes share-based compensation expense of $7.5 million and $8.9 million for the three months ended June 30, 2024 and 2023, respectively.

Results for the three months ended June 30, 2024 compared to the three months ended June 30, 2023

Revenue

The following table sets forth our revenue and percentage change in revenue for the periods indicated:

	Three months ended June 30,
	2024	2023	Change	% Change
	(US dollars in millions)
Revenue	$323.1	$326.5	$(3.4)	1.0%

The decrease in revenue of $3.4 million was primarily attributable to a decrease in revenue from existing clients of $15.0 million, a depreciation of the Australian dollar and the Euro by an average of 1.6% and 1.2% respectively, against the US dollar for the three months ended June 30, 2024 as compared to the respective average exchange rates for the three months ended June 30, 2023. The decrease was partially offset by lower hedging loss on our revenue of $0.9 million for the three months ended June 30, 2024 as compared to a loss of $1.7 million for the three months ended June 30, 2023, revenue from new clients of $10.8 million and an appreciation of the pound sterling and the South African rand by an average of 0.8% and 0.2%, respectively, against the US dollar for the three months ended June 30, 2024 as compared to the respective average exchange rates for the three months ended June 30, 2023. The decrease in revenue was primarily attributable to lower revenues in our TSLU and MRHP segments, partially offset by higher revenues in our BFSI and HCLS segments.

Revenue by Geography

The following table sets forth the composition of our revenue based on the location of our clients in our key geographies for the periods indicated:

	Revenue		As a percentage of Revenue
	Three months ended June 30,
	2024	2023	2024	2023
	(US dollars in millions)
North America (primarily the US)	$148.2	$157.8	45.9%	48.3%
UK	95.4	89.7	29.5%	27.5%
Europe (excluding the UK)	24.1	27.6	7.5%	8.5%
Australia	23.6	20.7	7.3%	6.3%
South Africa	2.9	3.5	0.9%	1.1%
Rest of world	28.8	27.3	8.9%	8.3%

Total	$323.1	$326.5	100.0%	100.0%

The decrease in revenue in the North America (primarily the US) region was primarily attributable to lower revenues in our HCLS, TSLU and MRHP segments, partially offset by higher revenues in our BFSI segment. The decrease in revenue from the Europe (excluding the UK) region was primarily attributable to lower revenues in all our TSLU and MRHP segments and a depreciation of the Euro against the US dollar by an average of 1.2% for the three months ended June 30, 2024 as compared to the average exchange rate for the three months ended June 30, 2023, partially offset by higher revenues in our HCLS and BFSI segments. The decrease in revenue from the South Africa region was primarily attributable to lower revenues in our TSLU and BFSI segments, partially offset by higher revenue in our MRHP segment and an appreciation of the South African rand against the US dollar by an average of 0.2% for the three months ended June 30, 2024 as compared to the average exchange rate for the three months ended June 30, 2023. The increase in revenue from the rest of world region was primarily attributable to higher revenues in our BFSI, TSLU and MRHP segments, partially offset by lower revenues from our HCLS segment. The increase in revenue from the Australia region was primarily attributable to higher revenues in our BFSI, HCLS and TSLU segments, partially offset by lower revenues in our MRHP segment and a depreciation of the Australian dollar against the US dollar by an average of 1.6% for the three months ended June 30, 2024 as compared to the average exchange rate for the three months ended June 30, 2023. The increase in revenue from the UK region was primarily attributable to higher revenues in all our segments and an appreciation of the pound sterling against the US dollar by an average of 0.8% for the three months ended June 30, 2024 as compared to the average exchange rate for the three months ended June 30, 2023.

Revenue Less Repair Payments (non-GAAP)

The following table sets forth our revenue less repair payments (non-GAAP) and percentage change in revenue less repair payments (non-GAAP) for the periods indicated:

	Three months ended June 30,
	2024	2023	Change	% Change
	(US dollars in millions)
Revenue less repair payments (non-GAAP)	$312.4	$317.5	$(5.0)	1.6%

The decrease in revenue less repair payments (non-GAAP) of $5.0 million was primarily attributable to a decrease in revenue less repair payments (non-GAAP) from existing clients of $16.6 million, a depreciation of the Australian dollar and the Euro by an average of 1.6% and 1.2% respectively, against the US dollar for the three months ended June 30, 2024 as compared to the respective average exchange rates for the three months ended June 30, 2023. The decrease was partially offset by lower hedging loss on our revenue of $0.9 million for the three months ended June 30, 2024 as compared to a loss of $1.7 million for the three months ended June 30, 2023, revenue less repair payments (non-GAAP) from new clients of $10.8 million and an appreciation of the pound sterling and the South African rand by an average of 0.8% and 0.2%, respectively, against the US dollar for the three months ended June 30, 2024 as compared to the respective average exchange rates for the three months ended June 30, 2023. The decrease in revenue less repair payments (non-GAAP) was primarily attributable to lower revenue less repair payments (non-GAAP) in our TSLU and MRHP segments, partially offset by higher revenue less repair payments (non-GAAP) s in our BFSI and HCLS segments.

Revenue Less Repair Payments (non-GAAP) by Geography

The following table sets forth the composition of our revenue less repair payments (non-GAAP) based on the location of our clients in our key geographies for the periods indicated:

	Revenue less repair payments (non-GAAP)		As a percentage of revenue less repair payments (non-GAAP)
	Three months ended June 30,
	2024	2023	2024	2023
	(US dollars in millions)
North America (primarily the US)	$148.2	$157.8	47.4%	49.7%
UK	84.8	80.6	27.1%	25.4%
Europe (excluding the UK)	24.1	27.6	7.7%	8.7%
Australia	23.6	20.7	7.6%	6.5%
South Africa	2.9	3.5	0.9%	1.1%
Rest of world	28.8	27.3	9.3%	8.6%

Total	$312.4	$317.5	100.0%	100.0%

The decrease in revenue less repair payments (non-GAAP) in the North America (primarily the US) region was primarily attributable to lower revenue less repair payments (non-GAAP) in our HCLS, TSLU and MRHP segments, partially offset by higher revenue less repair payments (non-GAAP) in our BFSI segment. The decrease in revenue less repair payments (non-GAAP) from the Europe (excluding the UK) region was primarily attributable to lower revenue less repair payments (non-GAAP) in all our TSLU and MRHP segments and a depreciation of the Euro against the US dollar by an average of 1.2% for the three months ended June 30, 2024 as compared to the average exchange rate for the three months ended June 30, 2023, partially offset by higher revenue less repair payments (non-GAAP) in our HCLS and BFSI segments. The decrease in revenue less repair payments (non-GAAP) from the South Africa region was primarily attributable to lower revenue less repair payments (non-GAAP) in our TSLU and BFSI segments, partially offset by higher revenue less repair payments (non-GAAP) in our MRHP segment and an appreciation of the South African rand against the US dollar by an average of 0.2% for the three months ended June 30, 2024 as compared to the average exchange rate for the three months ended June 30, 2023. The increase in revenue less repair payments (non-GAAP) from the rest of world region was primarily attributable to higher revenue less repair payments (non-GAAP) in our BFSI, TSLU and MRHP segments, partially offset by lower revenue less repair payments (non-GAAP) from our HCLS segment. The increase in revenue less repair payments (non-GAAP) from the Australia region was primarily attributable to higher revenue less repair payments (non-GAAP) in our BFSI, HCLS and TSLU segments, partially offset by lower revenue less repair payments (non-GAAP) in our MRHP segment and a depreciation of the Australian dollar against the US dollar by an average of 1.6% for the three months ended June 30, 2024 as compared to the average exchange rate for the three months ended June 30, 2023. The increase in revenue less repair payments (non-GAAP) from the UK region was primarily attributable to higher revenue less repair payments (non-GAAP) in TSLU, MRHP and HCLS segments and an appreciation of the pound sterling against the US dollar by an average of 0.8% for the three months ended June 30, 2024 as compared to the average exchange rate for the three months ended June 30, 2023, partially offset by lower revenue less repair payments (non-GAAP) in our BFSI segment.

Cost of Revenue

The following table sets forth the composition of our cost of revenue for the periods indicated:

	Three months ended June 30,
	2024	2023	Change
	(US dollars in millions)
Employee costs	$151.5	$158.8	$(7.3)
Repair payments	10.7	9.0	1.7
Facilities costs	31.1	30.7	0.4
Depreciation	6.8	5.5	1.2
Legal and professional costs	2.5	3.1	(0.6)
Travel costs	2.4	1.8	0.5
Other costs	4.5	5.0	(0.5)

Total cost of revenue	$209.4	$213.9	$(4.5)

As a percentage of revenue	64.8%	65.5%

The decrease in cost of revenue was primarily due to lower share-based compensation and lower employee costs on account of change in revenue mix, lower legal and professional costs and a depreciation of the Indian rupees and the Philippine peso against the US dollar by an average of 1.5% and 4.0% respectively for the three months ended June 30, 2024 as compared to the average exchange rate for the three months ended June 30, 2023, which decreased our cost of revenue by approximately $2.6 million. The decrease was partially offset by higher facilities running costs due to an increase in facilities utilization (as the number of employees working in the office increased), higher depreciation cost due to higher fixed assets and additional facilities and higher travel costs.

Gross Profit

The following table sets forth our gross profit for the periods indicated:

	Three months ended June 30,
	2024	2023	Change
	(US dollars in millions)
Gross profit	$113.7	$112.6	$1.1
As a percentage of revenue	35.2%	34.5%
As a percentage of revenue less repair payments (non-GAAP)	36.4%	35.5%

Gross profit as a percentage of revenue was higher for three months ended June 30, 2024 as compared to three months ended June 30, 2023, primarily due to lower cost of revenue as a percentage of revenue as discussed above, partially offset by lower revenues in three months ended June 30, 2024.

Gross profit as a percentage of revenue less repair payments (non-GAAP) was higher for three months ended June 30, 2024 as compared to three months ended June 30, 2023, primarily due to lower cost of revenue as a percentage of revenue less repair payments (non-GAAP) as discussed above, partially offset by lower revenue less repair payments (non-GAAP) in three months ended June 30, 2024.

Our built up seats increased by 7.0% from 38,945 as at June 30, 2023 to 41,676 as at June 30, 2024 due to expansion of our facilities in Gurgaon and Vizag in India, South Africa and the Philippines, partially offset by the surrender of our facilities in Romania and in Chennai and Noida in India. Our total headcount increased by 1.1% from 59,871 as at June 30, 2023 to 60,513 as at June 30, 2024.

For further information, see notes (1) and (2) to the table presenting certain operating data in “— Operating Data” above.

Selling and Marketing Expenses

The following table sets forth the composition of our selling and marketing expenses for the periods indicated:

	Three months ended June 30,
	2024	2023	Change
	(US dollars in millions)
Employee costs	$16.3	$16.2	$0.1
Other costs	5.3	3.8	1.5

Total selling and marketing expenses	$21.5	$20.0	$1.6

As a percentage of revenue	6.7%	6.1%
As a percentage of revenue less repair payments (non-GAAP)	6.9%	6.3%

The increase in our selling and marketing expenses was primarily attributable to an increase in other costs due to higher marketing costs. The increase was partially offset by lower share-based compensation.

General and Administrative Expenses

The following table sets forth the composition of our general and administrative expenses for the periods indicated:

	Three months ended June 30,
	2024	2023	Change
	(US dollars in millions)
Employee costs	$33.4	$36.3	$(2.9)
Other costs	12.3	10.6	1.7

Total general and administrative expenses	$45.7	$47.0	$(1.2)

As a percentage of revenue	14.1%	14.4%
As a percentage of revenue less repair payments (non-GAAP)	14.6%	14.8%

The decrease in general and administrative expenses was primarily attributable to lower share-based compensation and lower employment-linked earn-out as part of deferred consideration related to our Vuram acquisition and a depreciation of the Indian rupee by 1.5% against the US dollar for the three months ended June 30, 2024 as compared to the average exchange rate for the three months ended June 30, 2023, which reduced our general and administrative expenses by approximately $0.3 million. The increase was partially offset by higher other costs due to higher legal and professional fees.

Foreign Exchange Gain, Net

The following table sets forth our foreign exchange gain, net for the periods indicated:

	Three months ended June 30,
	2024	2023	Change
	(US dollars in millions)
Foreign exchange loss / (gain), net	$1.0	$(0.9)	$1.9

We recorded foreign exchange loss of $1.0 million in the three months ended June 30, 2024, primarily on account of a revaluation loss of $0.7 million and de-designation of hedges of $0.3 million as compared to a foreign exchange gain of $0.9 million in the three months ended June 30, 2023, primarily on account of a revaluation gain of $0.9 million.

Amortization of Intangible Assets

The following table sets forth our amortization of intangible assets for the periods indicated:

	Three months ended June 30,
	2024	2023	Change
	(US dollars in millions)
Amortization of intangible assets	$6.9	$8.7	$(1.8)

The decrease in amortization of intangible assets was primarily attributable lower amortization of intangibles as we had booked an impairment charge to the customer relationship intangible related to our large HCLS client termination in fiscal 2024 and lower amortization of intangible assets associated with our acquisition of Vuram, The Smart Cube and OptiBuy.

Operating Profit

The following table sets forth our operating profit for the periods indicated:

	Three months ended June 30,
	2024	2023	Change
	(US dollars in millions)
Operating profit	$38.6	$37.9	$0.7
As a percentage of revenue	11.9%	11.6%
As a percentage of revenue less repair payments (non-GAAP)	12.3%	11.9%

Operating profit as a percentage of revenue for the three months ended June 30, 2024 was higher due to higher gross profit as a percentage of revenue, lower general and administrative expenses and amortization of intangible assets each as a percentage of revenue as explained earlier, partially offset by higher selling and marketing expenses as a percentage of revenue, in the three months ended June 30, 2024.

Operating profit as a percentage of revenue less repair payments (non-GAAP) for the three months ended June 30, 2024 was higher due to higher gross profit as a percentage of revenue less repair payments (non-GAAP), lower general and administrative expenses and amortization of intangible assets each as a percentage of revenue less repair payments (non-GAAP) as explained earlier, partially offset by higher selling and marketing expenses as a percentage of revenue less repair payments (non-GAAP) in three months ended June 30, 2024.

Other Income, Net

The following table sets forth our other income, net for the periods indicated:

	Three months ended June 30,
	2024	2023	Change
	(US dollars in millions)
Other income, net	$(3.9)	$(4.8)	$0.9

Other income, net was lower primarily due to interest income associated with an income tax refund of $0.8 million received in three months ended June 30, 2023.

Finance Expense

The following table sets forth our finance expense for the periods indicated:

	Three months ended June 30,
	2024	2023	Change
	(US dollars in millions)
Finance expense	$4.4	$3.6	$0.7

Finance expense increased primarily due to interest on long-term loan taken for general corporate purpose.

Income Tax Expense

The following table sets forth our income tax expense for the periods indicated:

	Three months ended June 30,
	2024	2023	Change
	(US dollars in millions)
Income tax expense	$9.1	$7.0	$2.1

The increase in income tax expense was primarily due to a higher effective tax rate as a result of a change in the profit mix among geographies with higher taxable profits in jurisdictions with higher tax rates notwithstanding an overall reduction in profits for the three months ended June 30, 2024.

Profit After Tax

The following table sets forth our profit after tax for the periods indicated:

	Three months ended June 30,
	2024	2023	Change
	(US dollars in millions)
Profit after tax	$28.9	$32.0	$(3.0)
As a percentage of revenue	9.0%	9.8%
As a percentage of revenue less repair payments (non-GAAP)	9.3%	10.1%

The decrease in profit after tax as a percentage of revenue as well as a percentage of revenue less repair payments (non-GAAP) was primarily on account lower other income, net, higher finance expense and income tax expense, partially offset by higher operating profit as a percentage of revenue as well as a percentage of revenue less repair payments (non-GAAP) as explained above.

Liquidity and Capital Resources

Our capital requirements are principally for the establishment of operating facilities to support our growth and acquisitions, to fund our debt repayment obligations, to fund our acquisitions and to fund the repurchase of shares under our share repurchase programs, as described in further detail below, see “Part II. Other Information — Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Share Repurchase.” Our sources of liquidity include cash and cash equivalents and cash flow from operations, supplemented by equity and debt financing and bank credit lines, as required.

As at June 30, 2024, we had cash and cash equivalents of $301.5 million which were primarily held in Indian Rupee, South African rand, pound sterling, US dollars, Sri Lankan rupee and the Philippine pesos. We typically seek to invest our available cash on hand in bank deposits and money market instruments. Our investments include primarily bank deposits, marketable securities and mutual funds which totaled $242.5 million as at June 30, 2024.

As at June 30, 2024, we had $301.5 million debt outstanding, as discussed below.

In July 2022, WNS (Mauritius) Limited obtained a term loan facility of $80.0 million from The Hongkong and Shanghai Banking Corporation Limited, Hong Kong and Citibank N.A., Hong Kong Branch for general corporate purposes. The loan bears interest at a rate equivalent to the SOFR plus a margin of 1.20% per annum. WNS (Mauritius) Limited’s obligations under the term loan are guaranteed by WNS. The term loan is secured by a pledge of shares of WNS (Mauritius) Limited held by WNS. The facility agreement for the term loan contains certain covenants, including restrictive covenants relating to our indebtedness and financial covenants relating to our EBITDA to debt service ratio and total net borrowings to EBITDA ratio, each as defined in the facility agreement. The loan matures in July 2027 and the principal is repayable in 10 semi-annual installments of $8.0 million each. On January 9, 2023, July 11, 2023, January 11, 2024 and July 11, 2024, we made a scheduled repayment of $8.0 million each.

In June 2024, the Company obtained a term loan facility of $100,000 from The Hongkong and Shanghai Banking Corporation Limited, Singapore Branch and JP Morgan Chase Bank N.A., Singapore Branch for general corporate purposes. The loan bears interest at a rate equivalent to the SOFR plus a margin of 1.15% per annum. WNS (Mauritius) Limited’s obligations under the term loan are guaranteed by WNS. The term loan is secured by a pledge of shares of WNS (Mauritius) Limited held by WNS. The facility agreement for the term loan contains certain covenants, including restrictive covenants relating to our indebtedness and financial covenants relating to our EBITDA to debt service ratio and total net borrowings to EBITDA ratio, each as defined in the facility agreement. The loan matures in June 2029 and the principal is repayable in 10 semi-annual installments of $10.0 million each.

In December 2022, WNS UK obtained a term loan facility of £83.0 million ($104.9 million based on the exchange rate on June 30, 2024) from The Hongkong and Shanghai Banking Corporation Limited, Hong Kong and Citibank N.A., UK Branch to fund our acquisition of The Smart Cube. The loan bears interest at a rate equivalent to SONIA plus a margin of 1.25% per annum. WNS UK’s obligations under the term loan are guaranteed by WNS. The term loan is secured by a pledge of shares of WNS (Mauritius) Limited held by WNS. The facility agreement for the term loan contains certain covenants, including restrictive covenants relating to our indebtedness and financial covenants relating to our EBITDA to debt service ratio and total net borrowings to EBITDA ratio, each as defined in the facility agreement. The loan matures in December 2027 and the principal is repayable in 10 semi-annual installments of £8.3 million each. On June 16, 2023, December 18, 2023 and June 18, 2024, we made a scheduled repayment of £8.3 million each.

As at June 30, 2024, we also had available lines of credit amounting to $174.2 million, and $73.0 million were drawn under these lines of credit, as discussed below. These limits can be utilized in accordance with the agreed terms and prevailing interest rates at the time of borrowing.

•

As at June 30, 2024, our Indian subsidiary, WNS Global, had an unsecured line of credit of ₹840 million ($10.1 million based on the exchange rate on June 30, 2024) from The Hongkong and Shanghai Banking Corporation Limited, ₹600 million ($7.2 million based on the exchange rate on June 30, 2024) from JP Morgan Chase Bank, N.A., ₹800 million ($9.6 million based on the exchange rate on June 30, 2024) from Citibank N.A., ₹750 million ($9.0 million based on the exchange rate on June 30, 2024) from Axis Bank, ₹600 million ($7.2 million based on the exchange rate on June 30, 2024) from DBS Bank, ₹600 million ($7.2 million based on the exchange rate on June 30, 2024) from HDFC Bank, ₹600 million ($7.2 million based on the exchange rate on June 30, 2024) from ICICI Bank and ₹600 million ($7.2 million based on the exchange rate on June 30, 2024) from Standard Chartered Bank for working capital purposes. Interest on these lines of credit would be determined on the date of the borrowing. These lines of credit generally can be withdrawn by the relevant lender at any time. As at June 30, 2024, an aggregate of $9.0 million was utilized under lines of credit from The Hongkong and Shanghai Banking Corporation Limited, bearing interest at SOFR plus a margin of 0.80% and an aggregate of $9.0 million was utilized under lines of credit from Citibank N.A., bearing interest at SOFR plus a margin of 0.75%.

•

As at June 30, 2024 WNS UK had a working capital facility of £30.0 million ($37.9 million based on the exchange rate on June 30, 2024) from HSBC Bank plc. The working capital facility bears interest at Bank of England base rate plus a margin of 2.00% per annum. Interest is payable on a quarterly basis. The facility is subject to conditions to drawdown and can be withdrawn by the lender at any time by notice to the borrower. As at June 30, 2024, there was no outstanding amount under this facility.

•

As at June 30, 2024 our South African subsidiary, WNS Global Services SA (Pty) Ltd., had an unsecured line of credit of ZAR 30.0 million ($1.6 million based on the exchange rate on June 30, 2024) from The HSBC Bank plc. for working capital purposes. This facility bears interest at prime rate less a margin of 2.25% per annum. This line of credit can be withdrawn by the lender at any time. As at June 30, 2024, there was no outstanding amount under this facility.

•

As at June 30, 2024, WNS North America Inc., had an unsecured line of credit of $55.0 million from The HSBC Bank plc. for working capital purposes. This facility bears interest at prime rate or SOFR plus a margin of 1.65% per annum. This line of credit can be withdrawn by the lender at any time. As at June 30, 2024, $55.0 million was utilized under this facility.

•

As at June 30, 2024, WNS Global Services Philippines Inc. had an unsecured line of credit of $15.0 million from The HSBC Bank plc. for working capital purposes. This line of credit can be withdrawn by the lender at any time. As at June 30, 2024, there was no outstanding amount under this facility.

As at June 30, 2024, bank guarantees amounting to $0.9 million were provided on behalf of certain of our subsidiaries to regulatory authorities and other third parties.

Based on our current level of operations, we expect that our anticipated cash generated from operating activities, cash and cash equivalents on hand, and use of existing credit facilities will be sufficient to fund our estimated capital expenditures, share repurchases and working capital needs for the next 12 months. However, if our lines of credit were to become unavailable for any reason, we would require additional financing to fund our capital expenditures, share repurchases and working capital needs. We currently expect our capital expenditures needs in fiscal 2025 to be approximately $65.0 million. The geographical distribution, timing and volume of our capital expenditures in the future will depend on new client contracts we may enter or the expansion of our business under our existing client contracts. Our capital expenditure in the three months ended June 30, 2024 amounted to $10.7 million and our capital commitments (net of capital advances) as at June 30, 2024 were $8.9 million.

Further, under the current uncertain economic and business conditions as discussed under “— Global Economic Conditions” above, there can be no assurance that our business activity would be maintained at the expected level to generate the anticipated cash flows from operations. If the current market conditions deteriorate, we may experience a decrease in demand for our services, resulting in our cash flows from operations to be lower than anticipated. If our cash flows from operations are lower than anticipated, including as a result of the ongoing uncertainty in the market conditions or otherwise, we may need to obtain additional financing to meet our debt repayment obligations and pursue certain of our expansion plans. Further, we may in the future make further acquisitions. If we have significant growth through acquisitions or require additional operating facilities beyond those currently planned to service new client contracts, we may also need to obtain additional financing. We believe in maintaining maximum flexibility when it comes to financing our business. We regularly evaluate our current and future financing needs. Depending on market conditions, we may access the capital markets to strengthen our capital position and provide us with additional liquidity for general corporate purposes, which may include capital expenditures, acquisitions, refinancing of indebtedness and working capital. If current market conditions deteriorate, we may not be able to obtain additional financing on favorable terms or at all. An inability to pursue additional opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

The following table shows our cash flows for the three months ended June 30, 2024 and June 30, 2023:

	Three months ended June 30,
	2024	2023
	(US dollars in millions)
Net cash provided by operating activities	$21.4	$12.9
Net cash (used in)/provided by investing activities	$(68.5)	$1.9
Net cash provided by/(used in) financing activities	$44.2	$(58.5)

Cash Flows from Operating Activities

Net cash provided by operating activities increased to $21.4 million for the three months ended June 30, 2024 from $12.9 million for the three months ended June 30, 2023. The increase in net cash provided by operating activities was attributable to a decrease in cash outflow towards working capital requirements by $13.7 million; partially offset by a decrease in profit as adjusted for non-cash and other items by $5.1 million.

Profit after tax as adjusted for non-cash and other items primarily comprised the following: (i) profit after tax of $28.9 million for the three months ended June 30, 2024 as compared to $32.0 million for the three months ended June 30, 2023; (ii) income tax expense (deferred tax) of $2.3 million for the three months ended June 30, 2024 as compared to $6.0 million for the three months ended June 30, 2023; (iii) unrealized gain on derivative instruments of $3.2 million for the three months ended June 30, 2024 as compared to $1.3 million for the three months ended June 30, 2023; (iv) allowances for expected credit losses of 0.6 million for the three months ended June 30, 2024 as compared to $0.3 million for the three months ended June 30, 2023; (v) reduction in the carrying amount of operating lease right-of-use assets of $7.1 million for the three months ended June 30, 2024 as compared to $6.9 million for the three months ended June 30, 2023; (vi) Income from mutual funds of $2.8 million for the three months ended June 30, 2024 as compared to $2.6 million for the three months ended June 30, 2023; (vii) depreciation and amortization expense of $13.9 million for the three months ended June 30, 2024 as compared to $14.4 million for the three months ended June 30, 2023; (viii) unrealized exchange gain of $4.4 million for the three months ended June 30, 2024 as compared to $1.9 million for the three months ended June 30, 2023; and (ix) share-based compensation expense of $11.2 million for the three months ended June 30, 2024 as compared to $16.2 million for the three months ended June 30, 2023.

Cash outflow on account of working capital changes amounted to $34.0 million for the three months ended June 30, 2024 as compared to $47.7 million for the three months ended June 30, 2023. This was primarily on account of a decrease in cash outflow from accounts receivables and unbilled revenue by $13.4 million, a decrease in cash outflow towards current liabilities by $5.5 million, a decrease in cash outflow from other assets by $2.2 million and an increase in cash inflow from contract liabilities by $1.2 million; partially offset by an increase in cash outflow towards operating lease liabilities by $1.1 million, an increase in cash outflow towards accounts payables by $1.2 million and a decrease in cash inflow from income tax payable by $6.3 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $68.5 million for the three months ended June 30, 2024 as compared to net cash provided by investing activities of $1.9 million for the three months ended June 30, 2023. This was primarily on account of net cash outflow of investment made in mutual funds of $63.2 million as compared to proceeds from redemption of investment in mutual funds of $33.0 million; profit of sale of mutual funds of $0.5 million for the three months ended June 30,2024 as compared to $1.2 million for the three months ended June 30,2023, partially offset by a net cash inflow (maturity of fixed deposits, net of placements) from our fixed deposit investments of $4.8 million for the three months ended June 30, 2024 as compared to net cash outflow (placement of fixed deposits, net of maturities) towards our fixed deposit investments of $14.7 million for the three months ended June 30, 2023 and a cash outflow of $10.7 million towards purchase of property, plant and equipment (comprising leasehold improvements, furniture and fixtures, office equipment and information technology equipment) and intangible assets (comprising computer software) for the three months ended June 30, 2024 as compared to $17.8 million for the three months ended June 30, 2023.

Cash Flows from Financing Activities

Net cash provided by financing activities was $44.2 million for the three months ended June 30, 2024 as compared to the net cash used in financing activities of $58.5 million for the three months ended June 30, 2023. This was primarily on account of cash inflow due to proceeds from long term debt (net of repayment of $10.5 million) of $89.5 million for the three months ended June 30, 2024 as compared to a cash outflow due to repayment of long term debt of $10.6 million for the three months ended June 30, 2023, a cash outflow of $78.0 million towards share repurchases for the three months ended June 30, 2024 as compared to $85.6 million for the three months ended June 30, 2023; a cash outflow of $nil towards contingent consideration paid towards acquisitions for the three months ended June 30, 2024 as compared to $2.2 million for the three months ended June 30, 2023; partially offset by a net cash inflow from proceeds of short term line of credit of $33.0 million for the three months ended June 30, 2024 as compared to $39.9 million for the three months ended June 30, 2023.

Tax Assessment Orders

Transfer pricing regulations to which we are subject require that any international transaction among the WNS group enterprises be on arm’s-length terms. We believe that the international transactions among the WNS group enterprises are on arm’s-length terms. If, however, the applicable tax authorities determine that the transactions among the WNS group enterprises do not meet arm’s-length criteria, we may incur increased tax liability, including accrued interest and penalties. This would cause our tax expense to increase, possibly materially, thereby reducing our profitability and cash flows. We have signed an advance pricing agreement with the Government of India providing for the agreement on transfer pricing matters over certain transactions covered thereunder for a period of five years starting from April 2018. We have filed an application with the Government of India for the renewal of the advance pricing agreement on similar terms for another five years starting from April 2023. The applicable tax authorities may also disallow deductions or tax holiday benefits claimed by us and assess additional taxable income on us in connection with their review of our tax returns.

From time to time, we receive orders of assessment from the Indian tax authorities assessing additional taxable income on us and/or our subsidiaries in connection with their review of our tax returns. We currently have orders of assessment for fiscal 2003 through fiscal 2020 pending before various appellate authorities. These orders assess additional taxable income that could in the aggregate give rise to an estimated ₹302.6 million ($3.6 million based on the exchange rate on June 30, 2024) in additional taxes, including interest of ₹51.9 million ($0.6 million based on the exchange rate on June 30, 2024).

The following sets forth the details of these orders of assessment:

Entity	Tax year(s)	Amount demanded (including interest)				Interest on amount Demanded
	(₹ and US dollars in millions)
Permanent establishment of WNS North America Inc (“WNS NA Inc”) in India	Fiscal 2003	₹	0.1	$(0.1	)(1)	₹	—	$—
Permanent establishment of WNS NA Inc and WNS Global Services UK Limited (“WNS UK”) in India	Fiscal 2004	₹	8.1	$(0.1	)(1)	₹	—	$—
Permanent establishment of WNS NA Inc and WNS UK in India	Fiscal 2005	₹	4.1	$(0.1	)(1)	₹	—	$—
WNS Global Services Private Limited (“WNS Global”)	Fiscal 2006	₹	29.8	$(0.4	)(1)	₹	7.7	$(0.1	)(1)
Permanent establishment of WNS NA Inc and WNS UK in India	Fiscal 2006	₹	13.2	$(0.2	)(1)	₹	5.6	$(0.1	)(1)
Permanent establishment of WNS NA Inc. and WNS UK in India	Fiscal 2007	₹	23.1	$(0.3	)(1)	₹	5.4	$(0.1	)(1)
WNS Global	Fiscal 2009	₹	55.2	$(0.5	)(1)	₹	—	$—
WNS Business Consulting Services Private Limited (“WNS BCS”)	Fiscal 2010	₹	1.0	$(0.1	)(1)	₹	—	$—
Permanent establishment of WNS NA Inc in India	Fiscal 2011	₹	31.0	$(0.4	)(1)	₹	9.9	$(0.1	)(1)
WNS Global	Fiscal 2016	₹	45.2	$(0.4	)(1)	₹	20.50	$(0.1	)(1)
WNS Global	Fiscal 2020	₹	91.8	$(1.0	)(1)	₹	2.8	$(0.1)

Total		₹	302.6	$(3.6	)(1)	₹	51.9	$(0.6	)(1)

Note:

(1) Based on the exchange rate as at June 30, 2024.

The aforementioned orders of assessment allege that the transfer prices we applied to certain of the international transactions between WNS Global or WNS BCS (each of which is one of our Indian subsidiaries), as the case may be, and our other wholly-owned subsidiaries named above were not on arm’s-length terms, disallow a tax holiday benefit claimed by us, deny the set off of brought forward business losses and unabsorbed depreciation, disallow certain expenses and payments claimed as tax deductible by WNS Global or WNS BCS, as the case may be. As at June 30, 2024, we have provided a tax reserve of ₹774.3 million ($9.3 million based on the exchange rate on June 30, 2024) primarily on account of the Indian tax authorities’ denying the set-off of brought forward business losses and unabsorbed depreciation. We have appealed against these orders of assessment before higher appellate authorities.

In addition, we currently have orders of assessment pertaining to similar issues that have been decided in our favor by appellate authorities, vacating tax demands of ₹6,907.0 million ($82.8 million based on the exchange rate on June 30, 2024) in additional taxes, including interest of ₹2,457.1 million ($29.5 million based on the exchange rate on June 30, 2024). The income tax authorities have filed or may file appeals against these orders at higher appellate authorities.

In case of disputes, the Indian tax authorities may require us to deposit with them all or a portion of the disputed amounts pending resolution of the matters on appeal. Any amount paid by us as deposits will be refunded to us with interest if we succeed in our appeals. We have deposited ₹904.1 million ($10.9 million based on the exchange rate on June 30, 2024) of the disputed amount with the tax authorities and may be required to deposit the remaining portion of the disputed amount with the tax authorities pending final resolution of the respective matters.

As at June 30, 2024, corporate tax returns for fiscal year 2021 and thereafter remain subject to examination by tax authorities in India.

After consultation with our Indian tax advisors and based on the facts of these cases, legal opinions from counsel on certain matters, the nature of the tax authorities’ disallowances and the orders from appellate authorities deciding similar issues in our favor in respect of assessment orders for earlier fiscal years, we believe these orders are unlikely to be sustained at the higher appellate authorities and we intend to vigorously dispute the orders of assessment.

In addition, we currently have orders of assessment outstanding for various years pertaining to pre-acquisition period of Smart Cube India Private Limited acquired in fiscal 2023, which assess additional taxable income that could in the aggregate give rise to an estimated ₹84.0 million ($1.0 million based on the exchange rate on June 30, 2024) in additional taxes, including interest of ₹45.8 million ($0.5 million based on the exchange rate on June 30, 2024). These orders of assessment disallow tax holiday benefit claimed by these acquired entities. These acquired entities have appealed against these orders of assessment before higher appellate authorities.

We have received orders of assessment from the value-added tax (“VAT”), service tax and goods and services tax (“GST”) authorities, demanding payment of ₹892.6 million ($10.7 million based on the exchange rate on June 30, 2024) towards VAT, service tax and GST for the period April 1, 2014 to March 31, 2021. The tax authorities have rejected input tax credit on certain types of input services. Based on consultations with our tax advisors, we believe these orders of assessments will more likely than not be vacated by the higher appellate authorities and we intend to dispute the orders of assessments.

In 2016, we also received an assessment order from the Sri Lankan Tax Authority, demanding payment of LKR 25.2 million ($0.1 million based on the exchange rate on June 30, 2024) in connection with the review of our tax return for fiscal year 2012. The assessment order challenges the tax exemption that we have claimed for export business. We have filed an appeal against the assessment order with the Sri Lankan Court of Appeal in this regard. Based on consultations with our tax advisors, we believe this order of assessment will more likely than not be vacated by the higher appellate authorities and we intend to dispute the order of assessment.

No assurance can be given, however, that we will prevail in our tax disputes. If we do not prevail, payment of additional taxes, interest and penalties may adversely affect our results of operations, financial condition and cash flows. There can also be no assurance that we will not receive similar or additional orders of assessment in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

General

Market risk is attributable to all market sensitive financial instruments including foreign currency receivables and payables. The value of a financial instrument may change as a result of changes in the interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk sensitive instruments.

Our exposure to market risk is primarily a function of our revenue generating activities and any future borrowings in foreign currency. The objective of market risk management is to avoid excessive exposure of our earnings to losses. Most of our exposure to market risk arises from our revenue and expenses that are denominated in different currencies.

The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions. Our actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

Risk Management Procedures

We manage market risk through our treasury operations. Our senior management and our Board of Directors approve our treasury operations’ objectives and policies. The activities of our treasury operations include management of cash resources, implementation of hedging strategies for foreign currency exposures, implementation of borrowing strategies and monitoring compliance with market risk limits and policies. Our Foreign Exchange Committee, comprising the Director of the Board, our Group Chief Executive Officer and our Group Chief Financial Officer, is the approving authority for all our hedging transactions.

Components of Market Risk

Exchange Rate Risk

Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenue less repair payments (non-GAAP) is denominated in pound sterling and US dollars, approximately 46.1% of our expenses (net of payments to repair centers made as part of our BFSI segment) for the three months ended June 30, 2024, were incurred and paid in Indian rupees. The exchange rates between each of the pound sterling, the Indian rupee, the Australian dollar, the South African rand and the Philippine peso, on the one hand, and the US dollar, on the other hand, have changed substantially in recent years and may fluctuate substantially in the future.

Our exchange rate risk primarily arises from our foreign currency-denominated receivables. Based upon our level of operations in the first quarter of fiscal 2025, a sensitivity analysis shows that a 10% appreciation or depreciation in the pound sterling against the US dollar would have increased or decreased revenue by approximately $8.5 million and increased or decreased revenue less repair payments (non-GAAP) by approximately $7.4 million in the first quarter of fiscal 2025, a 10% appreciation or depreciation in the Australian dollar against the US dollar would have increased or decreased revenue and revenue less repair payments (non-GAAP) by approximately $2.2 million in the first quarter of fiscal 2025, and a 10% appreciation or depreciation in the South African rand against the US dollar would have increased or decreased revenue and revenue less repair payments (non-GAAP) by approximately $0.3 million in the first quarter of fiscal 2025. Similarly, a 10% appreciation or depreciation in the Indian rupee against the US dollar would have increased or decreased our expenses incurred and paid in Indian rupee in the first quarter of fiscal 2025 by approximately $13.2 million, a 10% appreciation or depreciation in the South African rand against the US dollar would have increased or decreased our expenses incurred and paid in South African rand in the first quarter of fiscal 2025 by approximately $1.8 million and a 10% appreciation or depreciation in the Philippine peso against the US dollar would have increased or decreased our expenses incurred and paid in Philippine peso in the first quarter of fiscal 2025 by approximately $2.5 million.

To protect against foreign exchange gains or losses on forecasted revenue and inter-company revenue, we have instituted a foreign currency cash flow hedging program. We hedge a part of our forecasted revenue and inter-company revenue denominated in foreign currencies with forward contracts and options.

Interest Rate Risk

Our exposure to interest rate risk arises from our borrowings that have a floating rate of interest, which is linked to various benchmark interest rates, including SOFR and SONIA. We manage this risk by maintaining an appropriate mix of fixed and floating rate borrowings and through the use of interest rate swap contracts. The costs of floating rate borrowings may be affected by fluctuations in the interest rates. In connection with the term loan facilities entered into in fiscal 2017, we entered into interest rate swap agreements with the banks in fiscal 2017. These swap agreements effectively convert the term loans from a variable interest rate to a fixed interest rate, thereby managing our exposure to changes in market interest rates under the term loans. As at June 30, 2024, we had not entered into any interest rate swap contract.

We monitor our positions and do not anticipate non-performance by the counterparties. We intend to selectively use interest rate swaps, options and other derivative instruments to manage our exposure to interest rate movements. These exposures are reviewed by appropriate levels of management on a periodic basis. We do not enter into hedging agreements for speculative purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under the Exchange Act, management evaluated, with the participation of our Group Chief Executive Officer and Group Chief Financial Officer, the effectiveness of our disclosure controls and procedures as at the end of the period covered by this quarterly report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Group Chief Executive Officer and Group Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure.

Based on the foregoing, our Group Chief Executive Officer and Group Chief Financial Officer concluded that, as at the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our Group Chief Executive Officer and Group Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during the period covered by this quarterly report have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In the course of our normal business activities, various lawsuits, claims and proceedings may be instituted or asserted against us. Although there can be no assurance, we believe that the disposition of matters currently instituted or asserted will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. See “Note 27 — Commitment and Contingencies” of our unaudited condensed interim consolidated financial statements in Part I of this report for details regarding our tax proceedings.
Item 1A. Risk Factors
Various risk factors that could affect our business, financial condition or future results are included in our Annual Report on Form

20-F

for the year ended March 31, 2024, as filed with the Commission on May 10, 2024 and available at www.sec.gov. There have been no material changes to those risk factors previously disclosed in our Annual Report on Form

20-F

for the year ended March 31, 2024. You should carefully consider those risk factors and the other information set forth elsewhere in this report. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.

1

Share Repurchases
During the three months ended June 30, 2024, our shareholders authorized the repurchase of 1,100,000 of the Company’s ordinary shares, at a price range of $10 to $77 per ordinary share. Pursuant to the terms of the repurchase program, our ordinary shares may be purchased in the open market from time to time for 10 months from May 30, 2024, to March 31, 2025. We are not obligated under the repurchase program to repurchase a specific number of ordinary shares, and the repurchase program may be suspended at any time at our discretion. We may fund the repurchases with internal or external sources.
During the three months ended June 30, 2024, we purchased 1,100,000 ordinary shares in the open market for a total consideration of $56.2 million (including transaction costs) under the above-mentioned share repurchase program. We funded the repurchases under the repurchase program with cash on hand.
During the three months ended June 30, 2024, our shareholders authorized a new share repurchase program for the repurchase of 3,000,000 ordinary shares, at a price range of $10 to $100 per ordinary share. Pursuant to the terms of the repurchase program, our ordinary shares may be purchased in the open market from time to time for 19 months from May 30, 2024, to November 29, 2025. We are not obligated under the repurchase program to repurchase a specific number of ordinary shares, and the repurchase program may be suspended at any time at our discretion. We may fund the repurchases with internal or external sources.
During the three months ended June 30, 2024, we purchased 543,731 ordinary shares in the open market for a total consideration of $28.0 million (including transaction costs) under the above-mentioned share repurchase program. We funded the repurchases under the repurchase program with cash on hand.
The table below sets forth the details of shares repurchased for the quarter ended June 30, 2024 and the month of July 2024 under the above mentioned share repurchase programs:

Period	No. of shares purchased	Average price paid per share (in $)	Total number of shares purchased as part of publicly announced plans or programs	Approximate US dollar value (in thousands) of shares that may yet be repurchased under the program (assuming purchase price of $100 per share)
June 1 to June 30, 2024	1,643,731	51.23	1,643,731	245,627
July 1 to July 31, 2024	856,269	55.81	856,269	160,000
Total	2,500,000	52.80	2,500,000	160,000

2

Item 5. Other Information
(c) Director and Officer Trading Arrangements
During the three months ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule

10b5-1

trading arrangement” or a

“non-Rule

10b5-1

trading arrangement,” as each term is defined in Item 408 of Regulation

S-K.

3

Item 6. Exhibits

Exhibit Number	Description

3.1	Memorandum of Association of WNS (Holdings) Limited, as amended — incorporated by reference to Exhibit 3.1 of the Registration Statement on Form F-1 (File No. 333-135590) of WNS (Holdings) Limited, as filed with the Commission on July 3, 2006.

3.2	Articles of Association of WNS (Holdings) Limited, as amended — incorporated by reference to Exhibit 3.2 of the Registration Statement on Form F-1 (File No. 333-135590) of WNS (Holdings) Limited, as filed with the Commission on July 3, 2006.

10.1†*^	Employment Agreement, dated June 9, 2022, between WNS Global Services (UK) Limited and Mr. Keshav R. Murugesh.

10.2†*	Amendment to Employment Agreement, dated December 14, 2022, between WNS Global Services (UK) Limited and Mr. Keshav R. Murugesh.

10.3†*^	Employment Agreement, dated July 25, 2024, between WNS Global Services Pvt. Ltd. and Mr. Arijit Sen.

10.4†*	Employment Agreement, dated November 29, 2010, between WNS Global Services Pvt. Ltd. and Mr. Swaminathan Rajamani.

10.5†*	Amendment to Employment Agreement, dated October 14, 2015, between WNS Global Services Pvt. Ltd. and Mr. Swaminathan Rajamani.

10.6†*	Amendment No. 2 to Employment Agreement, dated November 28, 2022, between WNS Global Services Pvt. Ltd. and Mr. Swaminathan Rajamani.

10.7†*^	Amendment No. 3 to Employment Agreement, dated January 17, 2024, between WNS Global Services Pvt. Ltd. and Mr. Swaminathan Rajamani.

10.8†*^	Employment Agreement, dated June 1, 2024, between WNS North America Inc. and Mr. Anil Chintapalli.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished with this Quarterly Report on Form 10-Q.
†	Indicates management contract or compensatory plan required to be filed as an exhibit.
^	Certain information in this exhibit has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

4

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August
6
, 2024

WNS (HOLDINGS) LIMITED

By:	/s/ Arijit Sen
Name:	Arijit Sen
Title:	Group Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Signatory)

5