Form 10-Q
period 2024-09-30
WNS (HOLDINGS) LTD
filed 2024-10-30
CIK 1356570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form
10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended September 30, 2024
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from     to
Commission file number:
001-32945

WNS (HOLDINGS) LIMITED
(Exact name of registrant as specified in its charter)

Jersey, Channel Islands	001-32945	Not Applicable
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Gate 4, Godrej & Boyce Complex Pirojshanagar, Vikhroli (W) Mumbai, India Malta House, 36-38 Piccadilly, London 515 Madison Avenue, 8th Floor, New York, NY	400 079 W1J 0DP 10022
(Addresses of principal executive offices)	(Zip codes)
+91-22-6826-2100
Registrant’s telephone number, including area code
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
of the Exchange Act). Yes ☐ No ☒
As at September 30, 2024, there were 43,375,746 ordinary shares (excluding 2,800,000 treasury shares), par value 10 Jersey pence per share, of the registrant issued and outstanding.

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
” or “Indian rupees” are to the legal currency of India, references to “pound sterling” or “£” are to the legal currency of the UK, references to “pence” are to the legal currency of Jersey, Channel Islands, references to “Euro” are to the legal currency of the European Monetary Union, references to “South African rand” or “R” or “ZAR” are to the legal currency of South Africa, references to “A$” or “AUD” or “Australian dollars” are to the legal currency of Australia, references to “CHF” or “Swiss Franc” are to the legal currency of Switzerland, references to “RMB” are to the legal currency of China, references to “LKR” or “Sri Lankan rupees” are to the legal currency of Sri Lanka and references to “PHP” or “Philippine peso” are to the legal currency of the Philippines. Our financial statements are presented in US dollars and prepared in accordance with Generally Accepted Accounting Principles (“US GAAP”), as issued by the Financial Accounting Standards Board (“FASB”), as in effect as at September 30, 2024. To the extent the FASB issues any amendments or any new standards subsequent to September 30, 2024, there may be differences between US GAAP applied to prepare the financial statements included in this report and those that will be applied in our annual financial statements for the year ending March 31, 2025. Unless otherwise indicated, the financial information in this interim report on Form
10-Q
has been prepared in accordance with US GAAP, as issued by the FASB. Unless otherwise indicated, references to “GAAP” in this report are to US GAAP, as issued by the FASB. References to “IFRS” in this report are to International Financial Reporting Standards and its interpretations, as issued by the International Accounting Standards Board (“IASB”).
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
As announced previously, beginning the quarter ended June 30, 2024, the Company transitioned from preparing its financial statements in accordance with IFRS to preparing its financial statements in accordance with US GAAP. The financial statements and related information included in this report, including the comparative financial information for the previous fiscal periods, are presented in accordance with US GAAP, However, this report contains references to our annual report on Form
20-F
for our fiscal year ended March 31, 2024, which contains financial statements and related information presented in accordance with IFRS. Therefore, the financial statements and related information in this report may not be directly comparable to those included in our annual report on Form
20-F
for our fiscal year ended March 31, 2024.
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

•	future regulatory actions and conditions in our operating areas;

•	our ability to manage the impact of climate change on our business; and

•	volatility of our share price.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
WNS (HOLDINGS) LIMITED
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

		As at
	Notes	September 30, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	5	$93,228	$87,431
Investments		127,957	156,531
Accounts receivable, net	6	137,001	124,570
Unbilled revenue	6	104,840	107,777
Funds held for clients	5	6,800	6,853
Derivative assets	11	14,759	5,847
Contract assets	14	13,993	11,949
Prepaid expense and other current assets		37,938	28,720

Total current assets		536,516	529,678
Goodwill		362,498	356,350
Other intangible assets, net		121,765	124,369
Property and equipment, net		74,784	73,740
Operating lease right-of-use assets	7	175,733	181,388
Derivative assets	11	2,678	1,914
Deferred tax assets	18	56,003	49,919
Investments		342	313
Contract assets	14	54,389	52,849
Other assets		64,127	63,553

TOTAL ASSETS		$1,448,835	$1,434,073

LIABILITIES AND EQUITY
Current liabilities:
Accounts payables		$22,221	$24,971
Provisions and accrued expenses		35,008	31,180
Derivative liabilities	11	8,707	3,968
Pension and other employee obligations	12	87,288	105,352
Short-term borrowings	9	38,000	40,000
Current portion of long-term debt	9	57,819	36,675
Contract liabilities	14	15,131	12,902
Income taxes payable	18	6,655	8,302
Operating lease liabilities	7	28,564	28,826
Other liabilities		32,464	19,852

Total current liabilities		331,857	312,028
Derivative liabilities	11	2,937	558
Pension and other employee obligations, less current portion	12	23,995	24,642
Long-term debt, less current portion	9	167,018	102,529
Contract liabilities	14	12,946	12,625
Operating lease liabilities, less current portion	7	155,178	161,054
Other liabilities, less current portion		74	13,897
Deferred tax liabilities	18	17,504	19,432

TOTAL LIABILITIES		$711,509	$646,765

Commitments and contingencies	21
Shareholders’ equity:
Share capital (ordinary shares $0.16 (£0.10) par value, authorized 60,000,000 shares; issued: 46,175,746 shares and 45,684,145 shares; each as at September 30, 2024 and March 31, 2024, respectively)	13	7,412	7,349
Additional paid-in capital		19,418	—
Retained earnings		1,107,486	1,034,388
Other reserves, net		3,741	6,129
Accumulated other comprehensive loss	8	(251,052)	(260,558))

Total shareholder’s equity, including shares held in treasury		887,005	787,308

Less: 2,800,000 shares as at September 30, 2024 and Nil as at March 31, 2024, held in treasury, at cost		(149,679)	—

Total shareholders’ equity		$737,326	$787,308

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$1,448,835	$1,434,073

See accompanying notes.

WNS (HOLDINGS) LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data
)

		Three months ended September 30,		Six months ended September 30,
	Notes	2024	2023	2024	2023
Revenue	14	$322,607	$333,890	$645,722	$660,391
Cost of revenue (1)		207,277	213,294	416,720	427,228

Gross profit		115,330	120,596	229,002	233,163
Operating expenses:
Selling and marketing expenses		21,334	18,752	42,874	38,720
General and administrative expenses		45,256	46,453	90,922	93,366
Foreign exchange loss/(gain), net		416	(17)	1,391	(922)
Amortization of intangible assets		7,008	8,688	13,926	17,413

Operating income		41,316	46,720	79,889	84,586
Other income, net	16	(8,575)	(25,603)	(12,432)	(30,383)
Interest expense	15	5,822	4,089	10,203	7,731

Income before income taxes		44,069	68,234	82,118	107,238
Income tax expense	18	2,281	8,792	11,408	15,832

Net income		$41,788	$59,442	$70,710	$91,406

Earnings per share	19

Basic		$0.96	$1.25	$1.59	$1.92

Diluted		$0.92	$1.20	$1.52	$1.83

Weighted average number of shares used in computing earnings per share	19
Basic		43,457,284	47,413,342	44,445,164	47,703,818
Diluted		45,416,308	49,650,152	46,415,235	49,953,108

(1)	Exclusive of amortization expense
See accompanying notes.

WNS (HOLDINGS) LIMITED
UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Amounts in thousands, except share and per share data)

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Net income	$41,788	$59,442	$70,710	$91,406
Other comprehensive income/(loss), net of taxes
(Loss)/gain on retirement benefits	(267)	(28)	445	(910)
Foreign currency translation gain/(loss)	16,117	(16,001)	12,238	(16,178)
(losses)/Gains on cash flow hedges	(88)	450	(3,177)	2,896

Total other comprehensive income/(loss), net of taxes	$15,762	$(15,579)	$9,506	$(14,192)

Total comprehensive income	$57,550	$43,863	$80,216	$77,214

See accompanying notes.

WNS (HOLDINGS) LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended September 30, 2024 and 2023
(Amounts in thousands)

	Share capital					Treasury shares
	Number	Par value	Additional Paid-in Capital	Retained earnings	Other reserves*	Number	Amount	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as at July 1, 2023	47,358,289	$7,562	$1,104	$1,011,309	$6,704	—	$—	$(250,732)	$775,947
Shares issued for exercised options and RSUs (Refer Note 17)	160,231	20	(20)	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	—	—	—	—	—
Share-based compensation expense (Refer Note 17)	—	—	13,373	—	—	—	—	—	13,373
Transfer from other reserves on utilization	—	—	—	171	(171)	—	—	—	—
Net income	—	—	—	59,442	—	—	—	—	59,442
Other comprehensive loss	—	—	—	—	—	—	—	(15,579)	(15,579)

Balance as at September 30, 2023	47,518,520	$7,582	$14,457	$1,070,922	$6,533	—	$—	$(266,311)	$833,183

WNS (HOLDINGS) LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended September 30, 2024 and 2023
(Amounts in thousands)

	Share capital					Treasury shares
	Number	Par value	Additional Paid-in Capital	Retained earnings	Other reserves*	Number	Amount	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as at July 1, 2024	45,814,718	$7,366	$11,138	$1,065,500	$3,939	1,643,731	$ (84,228)	$ (266,814)	$736,901
Shares issued for exercised options and RSUs (Refer Note 17)	361,028	46	(46)	—	—	—	—	—	—
Purchase of treasury shares (Refer Note 19)	—	—	—	—	—	1,156,269	(65,451)	—	(65,451)
Share-based compensation expense (Refer Note 17)	—	—	8,326	—	—	—	—	—	8,326
Transfer from other reserves on utilization	—	—	—	198	(198)	—	—	—	—
Net income	—	—	—	41,788	—	—	—	—	41,788
Other comprehensive loss	—	—	—	—	—	—	—	15,762	15,762

Balance as at September 30, 2024	46,175,746	$7,412	$19,418	$1,107,486	$3,741	2,800,000	$(149,679)	$(251,052)	$737,326

WNS (HOLDINGS) LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the six months ended September 30, 2024 and 2023
(Amounts in thousands)

	Share capital					Treasury shares
	Number	Par value	Additional Paid-in Capital	Retained earnings	Other reserves*	Number	Amount	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as at April 1, 2023	48,360,817	$7,690	$70,437	$979,284	$6,765	—	$—	$(252,119)	$812,057
Shares issued for exercised options and RSUs (Refer Note 17)	257,703	32	(32)	—	—	—	—	—	—
Purchase of treasury shares (Refer Note 13)	—	—	—	—	—	1,100,000	(85,677)	—	(85,677)
Cancellation of treasury shares (Refer Note 13)	(1,100,000)	(140)	(85,537)	—	—	(1,100,000)	85,677	—	—
Share-based compensation expense (Refer Note 17)	—	—	29,589	—	—	—	—	—	29,589
Transfer from other reserves on utilization	—	—	—	232	(232)	—	—	—	—
Net income	—	—	—	91,406	—	—	—	—	91,406
Other comprehensive loss	—	—	—	—	—	—	—	(14,192)	(14,192)

Balance as at September 30, 2023	47,518,520	$7,582	$14,457	$1,070,922	$6,533	—	$—	$(266,311)	$833,183

WNS (HOLDINGS) LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the six months ended September 30, 2024 and 2023
(Amounts in thousands)

	Share capital					Treasury shares
	Number	Par value	Additional Paid-in Capital	Retained earnings	Other reserves*	Number	Amount	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as at April 1, 2024	45,684,145	$7,349	$—	$1,034,388	$6,129	—	$—	$(260,558)	$787,308
Shares issued for exercised options and RSUs (Refer Note 17)	491,601	63	(63)	—	—	—	—	—	—
Purchase of treasury shares (Refer Note 13)	—	—	—	—	—	2,800,000	(149,679)	—	(149,679)
Share-based compensation expense (Refer Note 17)	—	—	19,481	—	—	—	—	—	19,481
Transfer from other reserves on utilization	—	—	—	2,388	(2,388)	—	—	—	—
Net income	—	—	—	70,710	—	—	—	—	70,710
Other comprehensive loss	—	—	—	—	—	—	—	9,506	9,506

Balance as at September 30, 2024	46,175,746	$7,412	$19,418	$1,107,486	$3,741	2,800,000	$(149,679)	$(251,052)	$737,326

*
Other reserves include the Special Economic Zone
Re-Investment
Reserve created out of the profits of eligible Special Economic Zones (“SEZ”) units in terms of the provisions of the Indian
Income-tax
Act, 1961. Further, these provisions require the reserve to be utilized by the Company for acquiring new plant and machinery for the purpose of its business (Refer Note 18).

WNS (HOLDINGS) LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$70,710	$91,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,840	29,245
Share-based compensation expense	19,481	29,589
Amortization of debt issuance cost	199	191
Allowance for expected credit losses (“ECL”)	874	151
Unrealized foreign currency exchange loss/(gain), net	3,376	(3,851)
Income from mutual funds	(5,593)	(4,967)
Fair-value changes on contingent consideration	(4,374)	(21,932)
(Gain) on sale of property and equipment	(48)	(199)
Deferred tax benefit	(6,549)	(10,432)
Unrealized loss/(gain) on derivative instruments	(6,997)	4,093
Reduction in carrying amount of operating lease right-of-use assets	14,404	12,092
Changes in operating assets and liabilities, net of effects of acquisitions:
Account receivables and unbilled revenue	(4,956)	(24,022)
Other assets	(9,149)	(6,604)
Account payables	(3,982)	(3,219)
Contract liabilities	1,915	2,120
Other liabilities	(14,772)	(21,245)
Operating lease liabilities	(14,836)	(11,278)
Income taxes payable	(2,511)	11,246

Net cash provided by operating activities	65,032	72,384

Cash flows from investing activities:
Proceeds from working capital adjustment on acquisition of Vuram	—	141
Proceeds from working capital adjustment on acquisition of Smartcube	—	584
Deferred consideration paid towards acquisition of MOLIPS	(51)	—
Payment for property and equipment and intangible Assets	(23,411)	(33,573)
Proceeds from sale of property and equipment	172	273
Investment in fixed deposits	(7,775)	(28,986)
Proceeds from maturity of fixed deposits	16,914	28,739
Mutual funds sold, net (short-term)	25,157	23,877

Net cash provided by/(used in) investing activitie s	11,006	(8,945)

Cash flows from financing activities:
Payment for repurchase of shares	(149,679)	(85,622)
Repayment of long-term debt	(18,539)	(18,604)
Proceeds from long-term debt	100,000	—
Contingent consideration paid towards acquisition of Optibuy	—	(2,192)
Transaction charges on cancellation of treasury shares	—	(55)
Proceeds from short-term borrowings	62,000	39,896
Repayment of short-term borrowings	(64,000)	(30,000)
Payment of debt issuance cost	(422)	—

Net cash used in financing activit ies	(70,640)	(96,577)

Effect of exchange rate changes on cash, cash equivalents and restricted cash*	346	(5,508)
Net change in cash, cash equivalents and restricted cash	5,744	(38,646)
Cash, cash equivalents and restricted cash at the beginning of the period	94,284	137,309

Cash, cash equivalents and restricted cash at the end of the period	$100,028	$98,663

Supplemental cash flow information:
Cash paid for interest	(8,349)	(14,212)
Cash (paid)/refunded for income taxes	(20,194)	(14,786)
Supplemental disclosure of non-cash investing and financing activities:
(i) Liability towards property and equipment and intangible assets purchased on credit	$8,654	$4,237
(ii) Lease liabilities arising from obtaining operating lease right-of-use assets	7,059	10,059

*	Restricted cash represents funds held for clients.
See accompanying notes

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

iv.	Impairment of non-derivative financial assets
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
The Company’s definite lived intangible assets are amortized over the estimated useful life of the assets on a straight-line basis, as given belo
w.

Asset description	Weighted average amortization period (in months)
Customer contracts	60
Customer relationships	161
Covenant not-to-compete	32
Trade names	36
Technology	94
Software	48
Service mark	Indefinite useful life

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
The Company recognizes government grants only when there is reasonable assurance that the conditions attached to them shall be complied with, and the grants will be received. Government grants related to depreciable assets are treated as deferred income and are recognized in the consolidated statement of income on a systematic and rational basis over the useful life of the asset. Government grants related to revenue are recognized as a reduction of expenses in the consolidated statements of income.

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

x .	Concentration of credit risk
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
The acquisition was for a total consideration of $121,643, including working capital adjustments of $(507) and a contingent consideration of $15,761, payable over a period of 2 years and 5 months linked to The Smart Cube’s target revenues and adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) (with certain adjustments) as specified in the acquisition agreement. The fair value of the contingent consideration liability was estimated using Level 3 inputs which included an assumption for discount rate of 4.93%. The potential undiscounted amount for all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $17,286. Further, deferred earn out of $4,913 is payable over a period of 2 years and 5 months commencing from the acquisition date, subject to continued employment. The Company has funded the acquisition primarily with a five year secured term loan.
The fair value of the customer relationship and customer contracts were determined by using the Multi-Period Excess Earnings Method (“MPEEM”) under income approach. The MPEEM is a specific application of the discounted cash flow method. The principle behind the MPEEM is that the value of an intangible asset is equal to the present value of the excess after-tax
cash flows attributable only to the subject intangible asset after deducting Contributory Asset Charges (“CAC”). CAC represents the return on investment (“ROI”) an owner of the asset would require. The ROI is comprised of a pure investment return (commonly referred to as return on) and, in cases where the contributory asset deteriorates in value over time, a recoupment of the original investment amount (commonly referred to as return of). The fair value of the covenant not-to-compete
were determined by using Incremental cash flows method (with and without scenario analysis). The customer relationships, customer contracts and covenant not-to-compete
are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 10, 1 and 3 years, respectively.
During the year ended March 31, 2023, the Company incurred acquisition related costs of $2,130, which had been included in “general and administrative expenses” in the consolidated statement of income.
During the year ended March 31, 2024, the Company changed fair value of the contingent consideration with an assumption for discount rate of 6.45%. The change in the fair value of contingent consideration amounting to $538 was credited to the consolidated statement of income.
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
The goodwill has been allocated using a relative fair value allocation method to the Company’s reporting segments as follows: to the MRHP segment in the amount of $74,604, to the BFSI segment in the amount of $8,594 and to the HCLS segment in the amount of $3,246.

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
procurement services.
The acquisition was for a total consideration of Euro 30,192 ($31,756, based on the exchange rate on December 14, 2022), including working capital adjustments of Euro (280) ($(308), based on the exchange rate on December 14, 2023) and a contingent consideration of Euro 5,800 ($6,103), payable over a period of 2 years 3 months commencing from the Acquisition date linked to target adjusted EBITDA (with certain adjustments) as specified in the acquisition agreement. The fair value of the contingent consideration liability was estimated using Level 3 inputs which included an assumption for discount rate of 2.90%. The potential undiscounted amount for all future payments that the Company could be required to make under the contingent consideration arrangement and deferred consideration is between Euro 0 and Euro 6,000 ($0 and $6,313, based on the exchange rate on December 14, 2022). Further, deferred earn out of Euro 1,000 ($1,052) is payable over a period of 2 years and 3 months commencing from the acquisition date, subject to continued employment. The Company has funded the acquisition with cash on hand.
During the year ended March 31, 2023, a contingent consideration of Euro 2,000 ($2,192, based on the exchange rate on April 20, 2023) was paid by the Company to the sellers upon achievement of the target adjusted EBITDA (with certain adjustments) as specified in the acquisition agreement related to the first measurement period.
During the six months ended September 30, 2024, the contingent consideration had an estimated fair value of Nil. The change in the fair value of contingent consideration amounting to $4,374 was credited to consolidated income statement during the six months ended September 30, 2024 and the same is not expected to be taxable.
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

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The fair value of the covenant
not-to-compete
were determined by using Incremental cash flows method (with and without scenario analysis). The customer relationships, customer contracts and covenant not-to-compete
are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 4, 1 and 5 years, respectively.
During the year ended March 31, 2023, the Company incurred acquisition related costs of $518, which had been included in “general and administrative expenses” in the consolidated statement of income.
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

c)	Vuram Technology Solutions Private Limited
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
The Company paid a total consideration of $170,347, including cash and working capital adjustments of $(141) and a contingent consideration of $21,670, payable over a period of 18 months commencing from the Acquisition date linked to Vuram’s target revenues and adjusted EBITDA (with certain adjustments) as specified in the acquisition agreement, for the acquisition. The fair value of the contingent consideration liability was estimated using Level 3 inputs which included an assumption for discount rate of 2.75%. The potential undiscounted amount for all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $22,300. Further, deferred earn out of $2,700 is payable over a period of 18 months commencing from the Acquisition date, subject to continued employment. The Company has funded the acquisition with cash on hand.
During the year ended March 31, 2023, the Company incurred acquisition related costs of $1,209, which had been included in “general and administrative expenses” in the consolidated statement of income.
During the year ended March 31, 2024, the Company received $141 towards working capital adjustments. Upon non achievement of Vuram’s target revenues and adjusted EBITDA (with certain adjustments) as specified in the acquisition agreement accordingly by the seller, the contingent consideration amounting to $21,932 was reversed and credited to consolidated income statement during the year ended March 31, 2024 and the same is not expected to be taxable.
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
The fair value of the covenant
not-to-compete
were determined by using Incremental cash flows method (with and without scenario analysis). The customer relationships, customer contracts and covenant not-to-compete
are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 10, 1.5 and 3 years, respectively.
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

	As at
	September 30,	March 31,
	2024	2024
Cash and bank balances	$64,236	$72,710
Short-term deposits with banks	28,992	14,721
Funds held for clients - Restricted cash	6,800	6,853

Total	$100,028	$94,284

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

6. Accounts receivable and unbilled revenue, net
Account receivables and unbilled revenue consist of the following:

	As at
	September 30, 2024	March 31, 2024
Account receivables and unbilled revenue	$243,973	$233,735
Less: Allowances for ECL	(2,132)	(1,388)

Total	$241,841	$232,347

The movement in the ECL is as follows:

	Three months ended September 30,		Six months ended September 30,		Year ended March 31,
	2024	2023	2024	2023	2024
Balance at the beginning of the period	$1,899	$2,391	$1,388	$1,945	$1,945
Charged to consolidated statement of income	133	103	700	567	1,080
Write-offs, net of collections	—	(200)	(31)	(202)	(1,063)
Reversals	—	(250)	(42)	(283)	(589)
Translation adjustment	100	(63)	117	(46)	15

Balance at the end of the period	$2,132	$1,981	$2,132	$1,981	$1,388

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

7.	Leases
Supplemental balance sheet information
The following table sets forth the details of the operating lease liabilities:

	As at
	September 30, 2024	March 31, 2024
Operating lease
Operating lease right-of-use-asset	$175,733	$181,388
Operating lease liabilities - Current	$28,564	$28,826
Operating lease liabilities - Non current	155,178	161,054

Total operating lease liabilities	$183,742	$189,880

The components of lease cost for operating leases for three and six months ended September 30, 2024 and 2023 are summarized below:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Operating lease cost	$11,127	$11,063	$22,125	$22,227
Short-term lease cost	175	113	205	188
Variable lease cost	1,091	773	1,806	1,415

Total lease cost	$12,393	$11,949	$24,136	$23,830

Other information relating to operating lease is summarized below:

	Six months ended September 30,
	2024	2023
Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	$22,251	$21,474
Right-of-use asset obtained in exchange of lease liabilities-net	7,059	10,059
Weighted average remaining lease term (in years)	6.73	7.11
Weighted average discount rate	9.02	8.55

The Company continued to evaluate its delivery center and office facility leases to determine where it can exit or consolidate its use, as a result the Company entered and surrendered certain operating leases resulting in increase of its lease liabilities by $12,046 and $10,968 and a decrease of its lease liabilities by $4,987 and $909 during the six months ended September 30, 2024 and September 30, 2023 with a corresponding adjustment to ROU assets.
As at September 30, 2024 and March 31, 2024 we have additional operating leases, primarily for delivery centers, that have not yet commenced of $76,991 and $52,292. These operating leases will commence between fiscal year 2025 and fiscal year 2026 with lease terms of 7 years to 15 years.

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The table below reconciles the undiscounted cash flows for the Company’s operating leases as at September 30, 2024 to the operating lease liabilities recorded on the Company’s consolidated balance sheets:

Period range	Operating lease
Oct 1, 2024 to March 31, 2025	$20,704
2026	43,246
2027	35,217
2028	34,604
2029	27,070
Thereafter	82,055

Total lease payments	$242,896

Less: imputed interest	$59,154

Total operating lease liabilities	$183,742

The table below reconciles the undiscounted cash flows for the Company’s operating leases as at March 31, 2024 to the operating lease liabilities recorded on the Company’s consolidated balance sheets:

Period range	Operating lease
2025	$42,173
2026	41,086
2027	33,505
2028	32,970
2029	25,733
Thereafter	74,425

Total lease payments	$249,892

Less: imputed interest	$60,012

Total operating lease liabilities	$189,880

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

8.	Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss) (“AOCI”) consists of actuarial gain/(loss) on retirement benefits and cumulative translation adjustments. In addition, the Company enters into forward and option contracts, which are designated as cash flow hedges, in accordance with ASC Topic 815, Derivatives and Hedging. Cumulative changes in the fair values of cash flow hedges are recognized in AOCI on the Company’s consolidated balance sheets. The fair value changes are reclassified from AOCI to consolidated statements of income upon settlement of foreign currency forward and option contracts designated as cash flow hedges of a forecast transaction. The following table sets forth the changes in AOCI during the six months ended September 30, 2024 and 2023.

	Currency translation adjustments	Unrealized gain/(loss) on cash flow hedges	Retirement benefits	Total
Balance as at April 1, 2024	$(256,977)	$(42)	$(3,539)	$(260,558)
Gains / (losses) recognized during the period	12,238	(6,344)	328	6,222
Reclassification to net income	—	2,523	206	2,729
Income tax effects	—	644	(89)	555

Accumulated other comprehensive loss as at September 30, 2024	$(244,739)	$(3,219)	$(3,094)	$(251,052)

Balance as at April 1, 2023	$(246,570)	$(3,721)	$(1,827)	$(252,118)
Gains / (losses) recognized during the period	(16,175)	1,417	(1,170)	(15,928)
Reclassification to net income	—	3062	8	3,070
Income tax effects	—	(1,583)	252	(1,331)

Accumulated other comprehensive loss as at September 30, 2023	$(262,745)	$(825)	$(2,737)	$(266,307)

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

9.	Loans and borrowings
Long-term debt
The long-term loans and borrowings consist of the following:

			As at
Currency	Interest rate	Final maturity (financial year)	September 30, 2024	March 31, 2024
US dollars	SOFR + 1.20%	2028	48,000	$56,000
US dollars	SOFR + 1.15%	2030	100,000	—
Sterling Pound	SONIA + 1.25%	2028	77,706	83,830

Total			225,706	139,830
Less: Debt issuance cost			(869)	(626)
Total			224,837	139,204

Current portion of long-term debt			$57,819	$36,675
Long-term debt			$167,018	$102,529
In July 2022, the Company obtained a term loan facility of $80,000 from The Hongkong and Shanghai Banking Corporation Limited, Hong Kong and Citibank N.A., Hong Kong Branch for general corporate purposes. The loan bears interest at a rate equivalent to the secured overnight financing rate (“SOFR”) plus a margin of 1.20% per annum. The Company has pledged its shares of WNS (Mauritius) Limited as security for the loan. The facility agreement for the term loan contains certain financial covenants as defined in the facility agreement. This term loan is repayable in 10 semi-annual instalments of $8,000 each. On January 9, 2023, July 11, 2023, January 11, 2024 and July 11, 2024 the Company made a scheduled repayment of $8,000 each. As at September 30, 2024, the Company had complied with the financial covenants in all material respects in relation to this loan facility.
In December 2022, the Company obtained a term loan facility of £83,000 ($111,008 based on the exchange rate on September 30, 2024) from The Hongkong and Shanghai Banking Corporation Limited, Hong Kong and Citibank N.A., UK Branch to acquire The Smart Cube. The loan bears interest at a rate equivalent to the Sterling overnight index average (“SONIA”) plus a margin of 1.25% per annum. The Company has pledged its shares of WNS (Mauritius) Limited as security for the loan. The facility agreement for the term loan contains certain financial covenants as defined in the facility agreement. This term loan is repayable in 10 semi-annual instalments of £8,300 each. On June 16, 2023, December 18, 2023 and June 18, 2024 the Company made a scheduled repayment of £8,300 each. As at September 30, 2024, the Company had complied with the financial covenants in all material.
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

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Expected payments for all of the Company’s long term-debt as at September 30, 2024 is as follows:

Amount
October 1, 2024 to March 31, 2025	$29,100
2026	58,202
2027	58,202
2028	50,202
2029	20,000
2030	10,000

Total	$225,706

Short-term lines of credit
The Company’s Indian subsidiary, WNS Global Services Private Limited (“WNS Global”), has unsecured lines of credit with banks amounting to $64,322 (based on the exchange rate on September 30, 2024). The Company has established a line of credit in the UK amounting to $18,724 (based on the exchange rate on September 30, 2024). The Company has established a line of credit in North America amounting to $40,000. The Company has also established a line of credit in the Philippines amounting to $15,000. Further, the Company has also established a line of credit in South Africa amounting to $1,736 (based on the exchange rate September 30, 2024).
As at September 30, 2024, WNS Global Services Private Limited has utilized an aggregate of $9,000 from The Hongkong and Shanghai Banking Corporation Limited, bearing interest at SOFR plus a margin of 0.80% and an aggregate of $9.0 million was utilized under lines of credit from Citibank N.A., bearing interest at SOFR plus a margin of 0.75%.
As at September 30, 2024, WNS North America has utilized $20,000 of its lines of credit from The HSBC Bank plc. The loan bears interest at a rate equivalent to the one month Term SOFR plus a margin of 1.65% per annum.

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
The assets and liabilities measured at fair value on a recurring basis as at September 30, 2024 are as follows:

		Fair value measurement at reporting date using
Description	September 30, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$17,438	$—	$17,438	$—
Investments in mutual funds	126,019	125,677	342	—

Total assets	$143,457	$125,677	$17,780	$—

Liabilities
Foreign exchange contracts	$11,644	$—	$11,644	$—
Contingent consideration	16,713	—	—	16,713
Others	1,757	—	—	1,757

Total liabilities	$30,114	$—	$11,644	$18,470

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

Description of significant unobservable inputs to Level 3 valuation
The fair value of the contingent consideration liability for The Smart Cube and OptiBuy was estimated using a probability weighted method and achievement of target revenues and adjusted EBITDA (with certain adjustments) with a discount rate of 4.93% and 2.90% respectively. One percentage point change in the unobservable inputs used in fair valuation of the contingent consideration does not have a significant impact on its value.
During the year ended March 31, 2024, there was a change in the fair value of contingent consideration liability for The Smart Cube with a discount rate of 6.45%.
During the six months ended September 30, 2024, there was a change in the estimated fair value of contingent consideration liability for OptiBuy to Nil.
The fair value is estimated using the discounted cash flow approach, which involves assumptions and judgments regarding risk characteristics of the instruments, discount rates, future cash flows, foreign exchange spot, forward premium rates and market rates of interest.
The movement in contingent consideration categorized under Level 3 fair value measurement is given below:

	As at
	September 30, 2024	March 31, 2024
Balance at the beginning of the Period	$20,510	$42,256
Interest expense recognized in the consolidated statement of income	492	1,044
Gain recognized in the consolidated statement of income (Refer Note 4(a), 4(b), 4(c))	(4,374)	(22,470)
Translation	85	(320)

Balance at the end of the period	$16,713	$20,510

During the six months ended September 30, 2024 and the year ended March 31, 2024, there were no transfers between Level 1 and Level 2 fair value measurements, and no transfers into and out of Level 3 fair value measurements.

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
The following table presents the notional values of outstanding foreign exchange forward contracts and foreign exchange option contracts:

	As at
	September 30, 2024	March 31, 2024
Forward contracts (Sell)
In US dollars	$584,018	$444,560
In Pound Sterling	209,280	130,248
In Euro	37,472	38,201
In Australian dollars	47,219	36,202
Others	44,615	22,589

	$922,604	$671,800

Option contracts (Sell)
In US dollars	$262,819	$297,823
In Pound Sterling	137,868	116,356
In Euro	45,280	45,822
In Australian dollars	51,129	41,114

	$497,096	$501,115

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The following table sets forth the fair value of the foreign exchange forward contracts and foreign exchange option contracts and their location on the consolidated balance sheets:

	Derivatives in cash flow hedging relationships		Derivatives not designated as hedging instruments
	As at		As at
	September 30, 2024	March 31, 2024	September 30, 2024	March 31, 2024
Assets:
Derivative assets	$10,133	$7,201	$7,304		$560
Liabilities:
Derivative liabilities	10,297	3,373	1,347		1,153

	$(164)	$3,828	$5,957	$	(593)

The amount of gain/ (loss) reclassified from other comprehensive income into consolidated statement of income in respective line items for the three and six months ended September 30, 2024, and 2023 are as follows:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Revenue	$(1,275)	$(1,369)	$(2,193)	$(3,062)
Foreign exchange gain/(loss), net	—	—	(331)	—
Income tax related to amounts reclassified into consolidated statement of income	294	319	351	599

Total	$(981)	$(1,050)	$(2,173)	$(2,463)

The following table sets forth the effect of foreign exchange forward contracts and foreign exchange option contracts on AOCI and the consolidated statement of income:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Derivative financial instruments:
Unrealized gain/(loss) recognized in OCI
Derivatives in cash flow hedging relationships	$(2,503)	$1,091	$(2,284)	$262

Gain/(loss) recognized in consolidated statements of income
Derivatives not designated as hedging instruments	5,269	(2,777)	92	(4,524)

Total	$2,766	$(1,686)	$(2,192)	$(4,262)

As at September 30, 2024, a loss amounting to $1,218 net, excluding tax effects, included in AOCI, on account of cash flow hedges in relation to forward and option contracts entered is expected to be reclassified from other comprehensive income into the consolidated statement of income over a period of 12 months. As at September 30, 2024, the maximum outstanding term of the cash flow hedges was approximately 24 months.
Due to the discontinuation of cash flow hedge accounting on account of non-occurrence
of original forecasted transactions by the end of the originally specified time period, the Company recognized in the consolidated statement of income a loss of nil and a loss of $331 for three and six months ended September 30, 2024, respectively, and a loss of nil and a loss of nil for three and six months ended September 30, 2023, respectively.
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

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Financial assets and liabilities subject to offsetting, enforceable master netting arrangements or similar agreements as at September 30, 2024 are as follows:

Description of types of financial assets	Gross amounts of recognized financial assets	Gross amounts of recognized financial liabilities offset in the statement of financial position	Net amounts of financial assets presented in the statement of financial position	Related amount not set off in financial instruments
				Financial Instruments	Cash collateral received	Net Amount
Derivative assets	$17,437	$—	$17,437	$(3,848)	$—	$13,589

Total	$17,437	$—	$17,437	$(3,848)	$—	$13,589

Description of types of financial liabilities	Gross amounts of recognized financial liabilities	Gross amounts of recognized financial assets offset in the statement of financial position	Net amounts of financial liabilities presented in the statement of financial position	Related amount not set off in financial instruments
				Financial Instruments	Cash collateral pledged	Net Amount
Derivative liabilities	$11,644	$—	$11,644	$(3,848)	$—	$7,796

Total	$11,644	$—	$11,644	$(3,848)	$—	$7,796

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Financial assets and liabilities subject to offsetting, enforceable master netting arrangements or similar agreements as at March 31, 2024 are as follows:

Description of types of financial assets	Gross amounts of recognized financial assets	Gross amounts of recognized financial liabilities offset in the statement of financial position	Net amounts of financial assets presented in the statement of financial position	Related amount not set off in financial instruments
				Financial Instruments	Cash collateral received	Net Amount
Derivative assets	$7,761	$—	$7,761	$(3,708)	$—	$4,053

Total	$7,761	$—	$7,761	$(3,708)	$—	$4,053

Description of types of financial liabilities	Gross amounts of recognized financial liabilities	Gross amounts of recognized financial assets offset in the statement of financial position	Net amounts of financial liabilities presented in the statement of financial position	Related amount not set off in financial instruments
				Financial instruments	Cash collateral pledged	Net Amount
Derivative liabilities	$4,526	$—	$4,526	$(3,708)	$—	$818

Total	$4,526	$—	$4,526	$(3,708)	$—	$818

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

12. Pension and other employee obligations
Pension and other employee obligations consist of the following:

	As at
	September 30, 2024	March 31, 2024
Current:
Salaries and bonus	$75,122	$93,764
Pension	1,102	944
Withholding taxes on salary and statutory payables	11,064	10,644

Total	$87,288	$105,352

Non-current:
Pension and other obligations	$23,995	$24,642

Total	$23,995	$24,642

Employee benefit costs consist of the following:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Salaries and bonus	$183,770	$190,176	$367,400	$379,073
Employee benefit plans:
Defined contribution plan	4,968	4,834	10,342	9,783
Defined benefit plan	939	427	1,881	1,569
Share-based compensation expense (Refer Note 17)	8,326	13,373	19,481	29,589

Total	$198,003	$208,810	$399,104	$420,014

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Defined benefit plan
The components of net periodic cost recognized in consolidated statements of income are as follows:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Service cost	$939	$719	$1,881	$1,569
Interest cost	401	337	803	676
Expected return on plan assets	(50)	(51)	(101)	(102)
Amortization of prior service credit	(6)	(6)	(13)	(12)
Amortization of actuarial loss, gross of tax	109	10	219	20

Net gratuity cost	$1,393	$1,009	$2,789	$2,151

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Components of retirement benefits in accumulated other comprehensive income (loss) as at September 30, 2024 and March 31, 2024 are as follows:

	As at
	September 30, 2024	March 31, 2024

Net actuarial (gain) /loss	$4,148	$4,698
Net prior service cost/(credit)	(54)	(71)
Accumulated Other comprehensive income/(loss), excluding tax effects	$4,094	$4,627

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

13.	Share capital
As at September 30, 2024, the authorized share capital was £6,100 divided into 60,000,000 ordinary shares of 10 pence each and 1,000,000 preferred shares of 10 pence each. The Company had 43,375,746 ordinary shares outstanding (excluding 2,800,000 treasury shares) as at September 30, 2024. There were no preferred shares outstanding as at September 30, 2024.
As at March 31, 2024, the authorized share capital was £6,100 divided into 60,000,000 ordinary shares of 10 pence each and 1,000,000 preferred shares of 10 pence each. The Company had 45,684,145 ordinary shares outstanding as at Marche 31, 2024. There were no preferred shares outstanding as at March 31, 2024.
Treasury shares
During the six months ended September 30, 2024, the shareholders of the Company authorized the repurchase of 1,100,000 of the Company’s ordinary shares, at a price range of $10 to $77 per ordinary share. Pursuant to the terms of the repurchase program, the Company’s ordinary shares may be purchased in the open market from time to time for 10 months from May 30, 2024 to March 31, 2025. The Company is not obligated under the repurchase program to repurchase a specific number of ordinary shares, and the repurchase program may be suspended at any time at the Company’s discretion. The Company may fund the repurchases with internal or external sources.
During the six months ended September 30, 2024, the Company purchased 1,100,000 ordinary shares in the open market for a total consideration of $56,232 (including transaction costs of $11) under the above-mentioned share repurchase program. The Company funded the repurchases under the repurchase program with cash on hand.
During the six months ended September 30, 2024, the shareholders of the Company authorized a new share repurchase program for the repurchase of 3,000,000 of the Company’s ordinary shares, at a price range of $10 to $100 per ordinary share. Pursuant to the terms of the repurchase program, the Company’s ordinary shares may be purchased in the open market from time to time for 19 months from May 30, 2024 to November 29, 2025. The Company is not obligated under the repurchase program to repurchase a specific number of ordinary shares, and the repurchase program may be suspended at any time at the Company’s discretion. The Company may fund the repurchases with internal or external sources.
During the six months ended September 30, 2024, the Company purchased 1,700,000 ordinary shares in the open market for a total consideration of $93,447 (including transaction costs of $17) under the above-mentioned share repurchase program. The Company funded the repurchases under the repurchase program with cash on hand.

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

14.	Revenue
Disaggregation of revenue
In the following tables, revenue is disaggregated by service type, major industries serviced, contract type and geography.
Revenue by service type

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Industry-specific	$133,419	$133,439	$273,462	$264,902
Finance and accounting	66,771	72,997	131,473	146,636
Customer experience services	61,790	68,218	123,123	134,247
Research and analytics	43,110	41,127	83,621	80,585
Others	17,517	18,109	34,043	34,021

Total	$322,607	$333,890	$645,722	$660,391

Revenue by industry

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Insurance	$94,081	$89,530	$184,743	$177,322
Travel and leisure	43,282	55,299	85,957	112,056
Healthcare	32,409	46,043	76,255	90,351
Diversified businesses including manufacturing, retail, CPG, media and entertainment, and telecom	44,514	47,715	88,833	97,120
Shipping and logistics	25,788	25,404	51,292	50,030
Banking and financial services	30,859	26,095	59,912	50,026
Hi-tech and professional services	25,184	25,266	49,404	48,261
Utilities	26,490	18,538	49,326	35,225

Total	$322,607	$333,890	$645,722	$660,391

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Revenue by contract type

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Full-time-equivalent	$242,595	$235,406	$476,758	$466,288
Transaction	49,532	46,150	97,608	92,515
Subscription	2,811	17,973	18,548	35,319
Fixed price	18,943	18,533	33,810	34,821
Others	8,726	15,828	18,998	31,448

Total	$322,607	$333,890	$645,722	$660,391

Revenue by geography
Refer Note 20 — External revenue.

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Contract balances
Contract assets
The movement in contract assets during the six months ended September 30, 2024 is as follows:

	As at September 30, 2024
	Sales Commission	Transition activities	Upfront payment / Others	Total
Opening balance	$11,227	$44,137	$9,434	$64,798
Additions during the period	2,389	6,720	364	9,473
Amortization during the period	(1,579)	(3,441)	(1,716)	(6,736)
Impairment loss recognized during the period	(195)	—	—	(195)
Translation adjustments	284	587	171	1,042

Closing balance	$12,126	$48,003	$8,253	$68,382

The movement in contract assets during the year ended March 31, 2024 is as follows:

	As at March 31, 2024
	Sales Commission	Transition activities	Upfront payment / Others	Total
Opening balance	$13,415	$41,905	$11,922	$67,242
Additions during the period	1,249	10,178	7,199	18,626
Amortization during the period	(2,856)	(7,657)	(9,820)	(20,333)
Impairment loss recognized during the period	(655)	—	—	(655)
Translation adjustments	74	(289)	133	(82)

Closing balance	$11,227	$44,137	$9,434	$64,798

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Contract liabilities
Contract liabilities consist of the following:

	As at
	September 30, 2024	March 31, 2024
Current:
Payments in advance of services	$7,892	$6,215
Advance billings	7,175	6,659
Others	64	28

Total	$15,131	$12,902

Non-current:
Payments in advance of services	$11,807	$11,495
Advance billings	1,124	1,104
Others	15	26

Total	$12,946	$12,625

Revenue recognized during the three and six months ended September 30, 2024 and September 30, 2023, which was included in the contract liabilities balance at the beginning of the respective periods, is as follows:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Payments in advance of services	$1,777	$2,356	$3,523	$4,446
Advance billings	1,834	1,782	5,073	4,457
Others	32	(30)	45	311

Total	$3,643	$4,108	$8,641	$9,214

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The estimated revenue expected to be recognized in the future relating to remaining performance obligations as at September 30, 2024 and March 31, 2024 is as follows:

	As at September 30, 2024
	Less than 1 Year	1-2 years	2-5 years	More than 5 years	Total
Transaction price allocated to remaining performance obligations	$1,870	$1,294	$173	$—	$3,337

	As at March 31, 2024
	Less than 1 Year	1-2 year s	2-5 years	More than 5 years	Total
Transaction price allocated to remaining performance obligations	$1,149	$1,015	$291	$—	$2,455
The Company does not disclose the value of unsatisfied performance obligations for:

(i)	contracts with an original expected length of one year or less; and

(ii)	contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.

15.	Interest expense
Interest expense consists of the following:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Interest expense	$5,421	$3,752	$9,400	$7,055
Others	401	337	803	676

Total	$5,822	$4,089	$10,203	$7,731

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

16.	Other income, net
Other income, net consists of the following:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Net gain arising on financial assets	$2,779	$2,376	$5,593	$4,967
Interest income	637	755	1,092	2,322
Changes in FV of contingent consideration	4,374	21,932	4,374	21,932
Others, net	785	540	1,373	1,162

Total	$8,575	$25,603	$12,432	$30,383

17.	Share-based payments
The Company has two share-based incentive plans: the 2006 Incentive Award Plan adopted on June 1, 2006, as amended and restated in February 2009, September 2011 and September 2013 (which has expired) the “2006 Incentive Award Plan”, and the 2016 Incentive Award Plan effective from September 27, 2016, as amended and restated in September 2018 (the “2016 Incentive Award Plan”) (collectively referred to as the “Plans”). All the Plans are equity settled. Under the Plans, share-based options and RSUs may be granted to eligible participants. Options are generally granted for a term of ten years. Options and RSUs have a graded requisite service period of up to four years. The Company settles employee share-based options and RSU exercises with newly issued ordinary shares. As at September 30, 2024, the Company had 1,216,347 ordinary shares available for future grants.
Share-based compensation expense during the three and six months ended September 30, 2024 and 2023 is as follows:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Share-based compensation expense	$8,326	$13,373	$19,481	$29,589

Income tax benefit (including excess tax benefit) related to share-based compensation expense	780	3,072	3,159	6,702
During the six months ended September 30, 2024, the Company modified the terms of certain unvested RSUs to vest immediately, which would have lapsed on account of non-achievement
of market and
non-market
conditions. The Company identified it as Type III modification and the incremental compensation cost amounted to $1,899 recognized immediately in the consolidated statement of income.
Upon the exercise of share-based options and RSUs, the Company issued 361,028 and 160,231 shares for the three months ended September 30, 2024 and 2023, respectively, and 491,601 and 257,703 shares for the six months ended September 30, 2024 and 2023, respectively.

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

18. Income taxes
The domestic and foreign source component of income/(loss) before income taxes is as follows:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Domestic	$(4,868)	$(4,266)	$(9,594)	$(7,862)
Foreign	48,937	72,500	91,712	115,100

Profit before income taxes	$44,069	$68,234	$82,118	$107,238

The Company’s income tax expense/(benefit) consists of the following:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Current taxes
Domestic taxes	$—	$—	$—	$—
Foreign taxes	6,538	13,224	17,957	26,264

	$6,538	$13,224	$17,957	$26,264

Deferred taxes
Domestic taxes	—	—	—	—
Foreign taxes	(4,257)	(4,432)	(6,549)	(10,432)

	(4,257)	(4,432)	(6,549)	(10,432)

Income tax expense	$2,281	$8,792	$11,408	$15,832

Domestic taxes are Nil as the corporate rate of tax applicable to companies in Jersey, Channel Islands is 0%. Foreign taxes are based on applicable tax rates in each subsidiary’s jurisdiction. During the quarter, the company recorded tax benefit on account of change in tax base on intangibles due to merger of its two Indian subsidiaries. Further the company also recorded an incremental tax charge on account of removal of indexation benefit on long term mutual funds in Indian entity. These have impacted effective tax rate in current quarter.
The Government of India enacted the new Tax Law effective April 1, 2019, which enables Indian companies to elect to be taxed at a lower income tax rate of 25.17% as compared to the current rate of 34.95% along with the claim of SEZ incentives. Once a company elects into the lower income tax rate, a company may not benefit from any tax holidays associated with SEZ and certain other tax incentives and may not reverse its election. In the fiscal year ended 2024, this subsidiary has elected to apply the lower income tax rate of 25.17
%. In fiscal 2025, we operated from various delivery centers in the Philippines which commenced operations from fiscal 2018 to fiscal 2025 and are eligible for tax exemption benefits expiring between fiscal 2025 and fiscal 2029. Following the expiry of the tax benefits, income generated by our Philippines subsidiary, WNS Global Services Philippines Inc., will be taxed at the prevailing special tax rate, which is currently
5.0% on gross profit. From January 1, 2020, our operations in Sri Lanka are eligible to claim
income tax exemption with respect to the profits earned from export revenue.

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

If the income tax exemptions described above were not available, the additional income tax expense at the respective statutory rates in India, Sri Lanka and Philippines would have been approximately $3,046, $10,265 and $20,735 for the six months ended September 30, 2024 and the years ended March 31, 2024 and 2023 respectively. Such additional tax would have decreased the basic and diluted earnings per share for the six months ended September 30, 2024 by $0.07 and $0.07, respectively ($0.10 and $0.09 respectively for the six months ended September 30, 2023).
Income taxes recognized in other comprehensive income are as follows:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Current taxes	$—	$—	$—	$—
Deferred taxes:
Unrealized (loss)/gain on cash flow hedging derivatives	(2,507)	756	(644)	1,583
Retirement benefits	(132)	(23)	89	(252)

Total income tax (benefit)/ expense recognized directly in other comprehensive income	(2,639)	733	(555)	1,331

From time to time, the Company receives orders of assessment from the Indian tax authorities assessing additional taxable income on the Company and/or its subsidiaries in connection with their review of their tax returns. The Company currently has orders of assessment outstanding for various years through fiscal 2020, which assess additional taxable income that could in the aggregate give rise to an estimated $3,611 in additional taxes, including interest of $620. These orders of assessment allege that the transfer pricing the Company applied to certain of the international transactions between WNS Global and its other wholly-owned subsidiaries were not on arm’s length terms, disallow a tax holiday benefit claimed by the Company, deny the set off of brought forward business losses and unabsorbed depreciation and disallow certain expenses claimed as tax deductible by WNS Global. The Company has appealed against these orders of assessment before higher appellate authorities.
In addition, the Company has orders of assessment pertaining to similar issues that have been decided in favor of the Company by appellate authorities, vacating the tax demands of $80,969 in additional taxes, including interest of $28,849. The income tax authorities have filed or may file appeals against these orders at higher appellate authorities.

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The following table summarizes the activities related to the Company’s unrecognized tax benefits for uncertain tax positions

	As at
	September 30, 2024	March 31, 2024
Opening Balance	$9,284	$9,942
Increase/(Decrease) related to prior period tax positions	—	(511)
Translation adjustments	(44)	(147)

Closing Balance	$9,240	$9,284

The unrecognized tax benefit as at September 30, 2024 of $9,240, if recognized would impact the effective tax rate.
Uncertain tax positions are reflected at the amount likely to be paid to the taxation authorities. A liability is recognized in connection with each item that is not probable of being sustained on examination by taxing authority. The liability is measured using single best estimate of the most likely outcome for each position taken in the tax return. Thus, the provision would be the aggregate liability in connection with all uncertain tax positions. As at September 30, 2024, the Company had provided a tax reserve of $9,240 (March 31, 2024: $9,284) primarily on account of the Indian tax authorities’ denying the set off of brought forward business losses and unabsorbed depreciation.
As at September 30, 2024, corporate tax returns for years ended 2021 and onward remain subject to examination by tax authorities in India.
Based on the facts of these cases, the nature of the tax authorities’ disallowances and the orders from appellate authorities deciding similar issues in favor of the Company in respect of assessment orders for earlier fiscal years and after consultation with the Company’s external tax advisors, the Company believes these orders are unlikely to be sustained at the higher appellate authorities. The Company has deposited $10,789 (March 31, 2024: $10,840) of the disputed amounts with the tax authorities and may be required to deposit the remaining portion of the disputed amounts with the tax authorities pending final resolution of the respective matters.
In addition, the Company currently has orders of assessment outstanding for various years pertaining to the pre-acquisition
period of Smart Cube India Private Limited acquired in fiscal 2023, which assess additional taxable income that could in the aggregate give rise to an estimated $1,002 in additional taxes, including interest of $547. These orders of assessment allege that the tax holiday benefit claimed by Smart Cube India Private Limited should be disallowed. Smart Cube India Private Limited has appealed against these orders of assessment before higher appellate authorities.
In 2016, we also received an assessment order from the Sri Lankan Tax Authority, demanding payment of LKR25.2 million ($85 based on the exchange rate on September 30, 2024) in connection with the review of our tax return for fiscal year 2012. The assessment order challenges the tax exemption that we have claimed for export business. We have filed an appeal against the assessment order with the Sri Lankan Supreme Court in this regard. Based on consultations with our tax advisors, we believe this order of assessment will more likely than not be vacated in our favour.
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

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

19. Earnings per share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$41,788	$59,442	$70,710	$91,406
Denominator:
Basic weighted average number of shares outstanding	43,457,284	47,413,342	44,445,164	47,703,818
Dilutive impact of equivalent share-based options and RSUs	1,959,024	2,236,810	1,970,071	2,249,290
Diluted weighted average number of shares outstanding	45,416,308	49,650,152	46,415,235	49,953,108
Earnings per share
Basic	0.96	1.25	1.59	1.92
Diluted	0.92	1.20	1.52	1.83
Weighted average potentially dilutive shares considered anti- dilutive and not included in computing diluted earnings per share	11,277	—	107,989	—
The computation of earnings per ordinary share (“EPS”) was determined by dividing net income by the weighted average number of shares outstanding during the respective periods.

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

20. Segment reporting
The Company provides business process management services. Effective April 1, 2023, the Company adopted a new organizational structure featuring four SBUs, each headed by a chief business officer. Under the new organizational structure, the Company combined its prior verticals into the four SBUs. The new structure is intended to help drive improved outcomes for global clients and enable the Company to better drive business synergies, enhance scalability, generate operating leverage, and create organizational depth. The Company now manages and reports financial information through its four SBUs, which reflects how management reviews financial information and makes operating decisions.
The SBUs’ performance is reviewed by the Group Chief Executive Officer, who has been identified as the Chief Operating decision Maker (“CODM”) as defined by ASC 280, “Segment Reporting.” The CODM evaluates the Company’s performance and allocates resources based on revenue growth and operating performance of SBUs. The Company’s operating segments, effective April 1, 2023, are as follows:

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

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The segment results for the three months ended September 30, 2024 are as follows:

	TSLU	MRHP	HCLS	BFSI	Reconciling item (3)	Total
Revenue from external customers
Segment Revenue	$97,680	$78,689	$29,751	$124,117	$(7,630)	$322,607
Payments to repair centers	—	—	—	11,921	—	11,921

Revenue less repair payments (non-GAAP)	97,680	78,689	29,751	112,196	(7,630)	310,686
Adjusted cost of revenue (1) (2)	57,966	42,990	22,333	70,513	2,486	196,288

Segment gross profit	39,714	35,699	7,418	41,683	(10,116)	114,398
Other costs						57,748
Other income, net						(8,575)
Interest expense						5,822
Amortization of intangible assets						7,008
Share-based compensation expense						8,326
Income- tax expense						2,281

Net income						$41,788

(1)	Excludes share-based compensation expense.
(2)	Adjusted cost of revenue under reconciling items includes inter and intra segment eliminations and unallocated expenses.
(3)	Revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations.
No client individually accounted for 10% or more of the total revenue during the three months ended September 30, 2024.

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The segment results for the three months ended September 30, 2023 are as follows:

	TSLU	MRHP	HCLS	BFSI	Reconciling item (3)	Total
Revenue from external customers
Segment Revenue	$102,775	$80,948	$43,391	$114,382	$(7,606)	$333,890
Payments to repair centers	—	—	—	8,914	—	8,914

Revenue less repair payments (non-GAAP)	102,775	80,948	43,391	105,468	(7,606)	324,976
Adjusted cost of revenue (1) (2)	59,147	48,368	29,233	66,204	(36)	202,916

Segment gross profit	43,628	32,580	14,158	39,264	(7,570)	122,060
Other costs						53,279
Other income, net						(25,603)
Interest expense						4,089
Amortization of intangible assets						8,688
Share-based compensation expense						13,373
Income- tax expense						8,792

Net income						$59,442

(1)	Excludes share-based compensation expense.
(2)	Adjusted cost of revenue under reconciling items includes inter and intra segment eliminations and unallocated expenses.
(3)	Revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations.
No client individually accounted for 10% or more of the total revenue during the three months ended September 30, 2023.

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The segment results for the six months ended September 30, 2024 are as follows:

	TSLU	MRHP	HCLS	BFSI	Reconciling item (3)	Total
Revenue from external customers
Segment Revenue	$191,146	$155,632	$71,238	$242,527	$(14,821)	$645,722
Payments to repair centers	—	—	—	22,597	—	22,597

Revenue less repair payments (non-GAAP)	191,146	155,632	71,238	219,930	(14,821)	623,125
Adjusted cost of revenue (1) (2)	113,979	85,449	48,239	137,363	7,857	392,887

Segment gross profit	77,167	70,183	22,999	82,567	(22,678)	230,238
Other costs						116,942
Other income, net						(12,432)
Interest expense						10,203
Amortization of intangible assets						13,926
Share-based compensation expense						19,481
Income- tax expense						11,408

Net income						$70,710

(1)	Excludes share-based compensation expense.
(2)	Adjusted cost of revenue under reconciling items includes inter and intra segment eliminations and unallocated expenses.
(3)	Revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations.
No client individually accounted for 10% or more of the total revenue during the six months ended September 30, 2024.

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The segment results for the six months ended September 30, 2023 are as follows:

	TSLU	MRHP	HCLS	BFSI	Reconciling item (3)	Total
Revenue from external customers
Segment Revenue	$204,949	$161,944	$84,258	$224,498	$(15,258)	$660,391
Payments to repair centers	—	—	—	17,928	—	17,928

Revenue less repair payments (non-GAAP)	204,949	161,944	84,258	206,570	(15,258)	642,463
Adjusted cost of revenue (1) (2)	119,097	96,069	58,094	127,828	2,597	403,685

Segment gross profit	85,852	65,875	26,164	78,742	(17,855)	238,778
Other costs						107,190
Other income, net						(30,383)
Interest expense						7,731
Amortization of intangible assets						17,413
Share-based compensation expense						29,589
Income- tax expense						15,832

Net income						$91,406

(1)	Excludes share-based compensation expense.
(2)	Adjusted cost of revenue under reconciling items includes inter and intra segment eliminations and unallocated expenses.
(3)	Revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations.
No client individually accounted for 10% or more of the total revenue during the six months ended September 30, 2023.

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

External revenue
Revenues from the geographic segments are based on domicile of the customer. The Company’s external revenue by geographic area is as follows:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Jersey, Channel Islands	$—	$—	$—	$—
North America (primarily the US)	138,039	158,113	286,259	315,898
UK	99,100	92,198	194,539	181,860
Europe (excluding the UK)	25,587	27,535	49,718	55,125
Australia	27,507	21,582	51,152	42,253
South Africa	3,171	3,504	6,080	6,999
Rest of world	29,203	30,958	57,974	58,256

Total	$322,607	$333,890	$645,722	$660,391

The Company’s long-lived assets by geographic area, which consist of property and equipment and right-of-use
assets, are as follows:

	As at
	September 30, 2024	March 31, 2024
Jersey, Channel Islands	$—	$—
India	127,938	130,481
Philippines	59,748	63,881
South Africa	31,191	31,257
North America	11,826	15,649
UK	7,363	2,135
Rest of the world	12,451	11,725

Total	$250,517	$255,128

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

21. Commitment and contingencies
Capital commitments
As at September 30, 2024 and March 31, 2024, the Company had committed to spend approximately $8,360 and $8,022, respectively, under agreements to purchase property and equipment and software. These amounts are net of capital advances paid in respect of these purchases.
Bank guarantees
Certain subsidiaries of the Company hold bank guarantees aggregating $952 and $896 as at September 30, 2024 and March 31, 2024, respectively. These guarantees have a remaining expiry term ranging from one
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
Others
From time to time, the Company receives orders of assessment from the VAT, service tax and GST authorities, demanding payment of $12,191 towards VAT, service tax and GST for the period April 1, 2014 to March 31, 2021. The tax authorities have rejected input tax credit on certain types of input services. Based on consultations with the Company’s tax advisors, the Company believes these orders of assessments will more likely than not be vacated by the higher appellate authorities and the Company intends to dispute the orders of assessment.
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

Overview

We are a leading provider of global digital-led Business Process Management (BPM) solutions, offering comprehensive data, voice, analytical and business transformation services with a blended onshore, near shore and offshore delivery model. We transfer the business processes of our clients to our delivery centers which are located in Canada, China, Costa Rica, India, Malaysia, the Philippines, Poland, Romania, South Africa, Sri Lanka, Turkey, the UK, and the US, with a view to offer cost savings, operational flexibility, improved quality and actionable insights to our clients. We seek to help our clients “transform” their businesses by identifying business and process optimization opportunities through technology-enabled solutions, improvements to their processes, global delivery capabilities, analytics and an understanding of their business.

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

The following table represents our revenue (a GAAP financial measure) for the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
	(US dollars in millions)
Revenue	$322.6	$333.9	$645.7	$660.4

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

The following table reconciles our revenue (a GAAP financial measure) to revenue less repair payments (a non-GAAP financial measure) for the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
	(US dollars in millions)
Revenue	$322.6	$333.9	$645.7	$660.4
Less: Payments to repair centers(1)	(11.9)	(8.9)	(22.6)	(17.9)

Revenue less repair payments (non-GAAP)	$310.7	$325.0	$623.1	$642.5

Note:

(1)	Consists of payments to repair centers in our BFSI segment for “repair services” where we act as the principal in our dealings with the third party repair centers and our clients.

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

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
	(US dollars in millions)
Revenue less repair payments (non-GAAP)	$310.7	$325.0	$623.1	$642.5
Exchange rate impact	1.3	4.1	2.2	5.6

Constant currency revenue less repair payments (non-GAAP)	$312.0	$329.1	$625.3	$648.1

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

Economic factors, such as recessionary economic cycles, inflation, rising interest rates, fluctuations in foreign exchange rates, monetary tightening and volatility in the financial markets, have impacted, and may continue to impact, our business, financial condition and results of operations. The current global economic uncertainty and the possibility of continued turbulence or uncertainty in the European, US, Asian and international financial markets and economies have adversely affected, and may continue to adversely affect, our and our clients’ liquidity and financial condition. High levels of inflation in the various geographies where we operate have resulted in increased supply costs, which in turn have impacted pricing and consumer demand. Rising interest rates, coupled with illiquid credit markets and wider credit spreads, may increase our cost of borrowing and cause credit to become more limited, which could have a material adverse effect on not only on our financial condition, liquidity and cash flows, but also on our clients’ ability to use credit to purchase our services or to make timely payments to us. In addition, as a result of high debt levels, a number of countries have required and may continue to require additional financial support, sovereign credit ratings have declined and may continue to decline, and there may be default on the sovereign debt obligations of certain countries. Uncertainties remain regarding future central bank and other economic policies in the US and EU. Such adverse macroeconomic conditions economic conditions may further lead to increased volatility in the currency and financial markets globally. For example, the recent appreciation of the pound sterling may have an unpredictable impact on our company in a number of ways, including the conversion of our operating results into our reporting currency, the US dollar. For further information, see “Part I — Item 3. Key Information — D. Risk Factors — Risks Related to Our Business — Currency fluctuations among the Indian rupee, the pound sterling, the US dollar, the Australian dollar, the Euro, the South African rand and the Philippine peso could have a material adverse effect on our results of operations” of our annual report on Form 20-F for our fiscal year ended March 31, 2024. In addition, volatility in the financial markets could have a material impact on our share price. We cannot predict the trajectory of the recent economic slowdown or any subsequent economic recovery. If adverse macroeconomic conditions continue for a prolonged period of time or even worsen, our business, financial condition and results of operations will be adversely affected.

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

Additionally, major political events, including the UK’s withdrawal from the EU in January 2020, commonly referred to as “Brexit,” has also created uncertainty for businesses such as ours that operate in these markets. While the UK and the EU have ratified a trade and cooperation agreement to govern their relationship after Brexit, the agreement merely sets forth a framework in many respects and requires additional bilateral negotiations between the UK and the EU as both parties continue to work on the rules for implementation. Significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. Such terms could adversely affect the economic conditions in affected markets as well as the stability of the global financial markets, which in turn have had and may continue to have a material adverse effect on global economic conditions and financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital. 26.8% of our revenues and 24.1% of our revenue less repair payments (non-GAAP) in the six months ended September 30, 2024 and 24.2% of our revenues and 21.9% of our revenue less repair payments (non-GAAP) in fiscal 2024 were denominated in pound sterling. The extent and duration of the decline in the value of the pound sterling to the US dollar and other currencies is unknown at this time. A long-term reduction in the value of the pound sterling as a result of Brexit or otherwise could adversely impact our earnings growth rate and profitability. Although we believe that our hedging program is effective, there is no assurance that it will protect us against fluctuations in foreign currency exchange rates.

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

For example, the Indian rupee depreciated against the US dollar by an average of 1.4%, and the Philippine peso depreciated against the US dollar by an average of 2.2% for the three months ended September 30, 2024 as compared to the average exchange rates for the three months ended September 30, 2023, while the pound sterling appreciated against the US dollar by an average of 2.8%, the Euro appreciated against the US dollar by an average of 1.0% and the Australian dollar appreciated against the US dollar by an average of 2.3% for the three months ended September 30, 2024 as compared to the average exchange rates for the three months ended September 30, 2023.

The depreciation of the Indian rupee and the appreciation of the pound sterling, the Euro and the Australian dollar against the US dollar, for the three months ended September 30, 2024 as compared to the average exchange rates for the three months ended September 30, 2023, positively impacted our results of operations during that period.

Revenue

Our revenue is categorized by client, industry, service type, geographic and contract type diversity, as the analysis below indicates.

Revenue by Top Clients

For the three months ended September 30, 2024 and 2023, the percentage of revenue and revenue less repair payments (non-GAAP) that we derived from our largest clients were in the proportions set forth in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Three months ended September 30,		Three months ended September 30,
	2024	2023	2024	2023
Top client	6.7%	4.6%	7.0%	4.7%
Top five clients	21.2%	20.9%	22.0%	21.4%
Top ten clients	30.3%	31.9%	30.1%	32.5%
Top twenty clients	42.2%	45.5%	42.0%	45.7%

For the six months ended September 30, 2024 and 2023, the percentage of revenue and revenue less repair payments (non-GAAP) that we derived from our largest clients were in the proportions set forth in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Six months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Top client	6.3%	4.5%	6.5%	4.6%
Top five clients	20.6%	21.1%	21.4%	21.7%
Top ten clients	30.4%	32.5%	30.5%	33.2%
Top twenty clients	42.8%	46.0%	42.7%	46.4%

Revenue by SBUs

For the three months ended September 30, 2024 and 2023, the percentage of revenue and revenue less repair payments (non-GAAP) that we derived from our SBUs were in the proportions set forth in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Three months ended September 30,		Three months ended September 30,
Strategic Business Unit	2024	2023	2024	2023
BFSI	38.5%	34.3%	36.1%	32.5%
TSLU	30.3%	30.8%	31.4%	31.6%
MRHP	24.4%	24.2%	25.3%	24.9%
HCLS	9.2%	13.0%	9.6%	13.4%
Reconciling item (1)	(2.4)%	(2.3)%	(2.4)%	(2.4)%

Total	100.0%	100.0%	100.0%	100.0%

Note:

(1)	Revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations.

For the six months ended September 30, 2024 and 2023, the percentage of revenue and revenue less repair payments (non-GAAP) that we derived from our SBUs were in the proportions set forth in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Six months ended September 30,		Six months ended September 30,
Strategic Business Unit	2024	2023	2024	2023
BFSI	37.6%	34.0%	35.3%	32.2%
TSLU	29.6%	31.0%	30.7%	31.9%
MRHP	24.1%	24.5%	25.0%	25.2%
HCLS	11.0%	12.8%	11.4%	13.1%
Reconciling item (1)	(2.3)%	(2.3)%	(2.4)%	(2.4)%

Total	100.0%	100.0%	100.0%	100.0%

Note:

(1)	Revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations.

Certain services that we provide to our clients are subject to the seasonality of our clients’ business. Accordingly, we typically see an increase in transaction related services within the TSLU segment during holiday seasons, such as during the US summer holidays (our fiscal second quarter); an increase in insurance-related business in the BFSI segment during the beginning and end of the fiscal year (our fiscal first and last quarters) and during the US peak winter season (our fiscal third quarter); and an increase in consumer product business in the MRHP segment during the US festive season towards the end of the calendar year when new product launches and campaigns typically happen (our fiscal third quarter).

Revenue by Service Type

For the three months ended September 30, 2024 and 2023, our revenue and revenue less repair payments (non-GAAP) were diversified across service types in the proportions set forth in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Three months ended September 30,		Three months ended September 30,
Service Type	2024	2023	2024	2023
Industry-specific	41.4%	40.0%	39.1%	38.3%
Finance and accounting	20.7%	21.9%	21.5%	22.5%
Customer experience services	19.2%	20.4%	19.9%	21.0%
Research and analytics	13.4%	12.3%	13.9%	12.7%
Others (1)	5.3%	5.4%	5.6%	5.5%

Total	100.0%	100.0%	100.0%	100.0%

Notes:

(1)	Others includes revenue from technology services, legal services, and human resource outsourcing services.

For the six months ended September 30, 2024 and 2023, our revenue and revenue less repair payments (non-GAAP) were diversified across service types in the proportions set forth in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Six months ended September 30,		Six months ended September 30,
Service Type	2024	2023	2024	2023
Industry-specific	42.3%	40.1%	40.3%	38.4%
Finance and accounting	20.4%	22.2%	21.1%	22.8%
Customer experience services	19.1%	20.3%	19.8%	20.9%
Research and analytics	13.0%	12.2%	13.4%	12.5%
Others (1)	5.2%	5.2%	5.4%	5.4%

Total	100.0%	100.0%	100.0%	100.0%

Note:

(1)	Others includes revenue from technology services, legal services, and human resource outsourcing services.

Revenue by Geography

For the three months ended September 30, 2024 and 2023, our revenue and revenue less repair payments (non-GAAP) were derived from the following geographies (based on the location of our clients) in the proportions set forth below in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Three months ended September 30,		Three months ended September 30,
Geography	2024	2023	2024	2023
North America (primarily the US)	42.8%	47.4%	44.4%	48.7%
UK	30.7%	27.6%	28.1%	25.6%
Australia	8.5%	6.5%	8.9%	6.6%
Europe (excluding the UK)	7.9%	8.2%	8.2%	8.5%
South Africa	1.0%	1.0%	1.0%	1.1%
Rest of world	9.1%	9.3%	9.4%	9.5%

Total	100.0%	100.0%	100.0%	100.0%

For the six months ended September 30, 2024 and 2023, our revenue and revenue less repair payments (non-GAAP) were derived from the following geographies (based on the location of our clients) in the proportions set forth below in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Six months ended September 30,		Six months ended September 30,
Geography	2024	2023	2024	2023
North America (primarily the US)	44.3%	47.8%	45.9%	49.2%
UK	30.1%	27.5%	27.6%	25.5%
Australia	7.9%	6.4%	8.2%	6.6%
Europe (excluding the UK)	7.7%	8.3%	8.0%	8.6%
South Africa	0.9%	1.1%	1.0%	1.1%
Rest of world	9.1%	8.9%	9.3%	9.0%

Total	100.0%	100.0%	100.0%	100.0%

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

Revenue by Contract Type

For the three months ended September 30, 2024 and 2023, our revenue and revenue less repair payments (non-GAAP) were diversified by contract type in the proportions set forth in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Three months ended September 30,		Three months ended September 30,
Contract Type	2024	2023	2024	2023
Full-time-equivalent	75.2%	70.5%	78.1%	72.4%
Transaction	15.4%	13.8%	12.1%	11.5%
Fixed price	5.9%	5.6%	6.1%	5.7%
Subscription	0.9%	5.4%	0.9%	5.5%
Others(1)	2.6%	4.7%	2.8%	4.9%

Total	100.0%	100.0%	100.0%	100.0%

Note:

(1)

Others includes revenue from “outcome-based arrangements”, which typically involve billings based on the business result achieved by our clients through our services (such as reduction in days sales outstanding, an improvement in working capital, an increase in collections and a reduction in operating expenses).

For the six months ended September 30, 2024 and 2023, our revenue and revenue less repair payments (non-GAAP) were diversified by contract type in the proportions set forth in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Six months ended September 30,		Six months ended September 30,
Contract Type	2024	2023	2024	2023
Full-time-equivalent	73.8%	70.6%	76.5%	72.6%
Transaction	15.1%	14.0%	12.0%	11.6%
Fixed price	5.2%	5.3%	5.4%	5.4%
Subscription	2.9%	5.3%	3.0%	5.5%
Others(1)	3.0%	4.8%	3.1%	4.9%

Total	100.0%	100.0%	100.0%	100.0%

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

Selling and Marketing Expenses

Our selling and marketing expenses comprise of primarily employee costs for sales and marketing personnel, share-based compensation expense, brand building expenses, legal and professional fees, travel expenses, and other general expenses relating to selling and marketing.

General and Administrative Expenses

Our general and administrative expenses comprise of primarily employee costs for senior management and other support personnel, share-based compensation expense, legal and professional fees, travel expenses, and other general expenses not related to cost of revenue and selling and marketing. It includes acquisition related expenses and benefits, including transaction costs, integration expenses and employment-linked earn-out as part of deferred consideration. It also includes costs related to our transition to US GAAP reporting and to voluntarily filing on US domestic issuer forms with SEC.

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

Amortization of Intangible Assets

Amortization of intangible assets is primarily associated with our acquisitions of Denali Sourcing Services Inc. (“Denali”) in January 2017, MTS HealthHelp Inc. and its subsidiaries (“HealthHelp”) in March 2017, Vuram in July 2022, The Smart Cube in December 2022, OptiBuy in December 2022 and amortization of intangible assets associated with business transfers a large insurance company in October 2022. It also includes amortization of software acquired in the normal course of business and developed in-house.

Other Income, Net

Other income, net comprises interest income, income from investments, income from acquisition related contingent consideration, gain or loss on sale of assets, amortization of actuarial (gain)/loss on defined benefit obligations and other miscellaneous income and expenses.

Finance Expense

Finance expense primarily relates to interest charges payable on our term loans and short-term borrowings, transaction costs, interest expense on defined benefit obligations and changes in the fair value of contingent consideration relating to our acquisitions.

Operating Data

Our profit margin is largely a function of our asset utilization and the rates we are able to recover for our services. One of the most significant components of our asset utilization is our headcount and our built up seats. Generally, an increase in our headcount and built up seats will increase our costs.

The following table presents certain operating data as at the dates indicated:

	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total head count	62,951	60,513	60,125	60,652	59,873	59,871	59,755
Built up seats(1)	43,108	41,676	41,599	40,658	39,775	38,945	37,222

Notes:

(1)

“Built up seats” refers to the total number of production seats (excluding support functions like finance, human resources, administration and seats dedicated for business continuity planning) that are set up in any premises.

The service delivery capacities of our remote-working employees may not be equivalent to their normal capacities when working in our delivery centers. We are averaging 72% “work from office” during the three months ended September 30, 2024.

Our built up seats increased by 8.4% from 39,775 as at September 30, 2023 to 43,108 as at September 30, 2024 due to expansion of our facilities in Gurgaon and Vizag in India, Malaysia, South Africa and the Philippines, partially offset by the surrender of our facilities in Romania, Poland and in Noida in India. Our total headcount increased by 5.1% from 59,873 as at September 30, 2023 to 62,951 as at September 30, 2024.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to “Note 2. Summary of significant accounting policies” of our unaudited consolidated financial statements in Part I of this report.

For further details on our segment reporting, refer to “Note 20 –Segment reporting” of our unaudited consolidated financial statements in Part I of this report.

Results of Operations

The following table sets forth certain financial information as a percentage of revenue and revenue less repair payments (non-GAAP) for the periods indicated:

	As a percentage of				As a percentage of
	Revenue		Revenue less repair payments (non-GAAP)		Revenue		Revenue less repair payments (non-GAAP)
	Three months ended September 30,				Six months ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Cost of revenue	64.3%	63.9%	62.9%	62.9%	64.5%	64.7%	63.2%	63.7%
Gross profit	35.7%	36.1%	37.1%	37.1%	35.5%	35.3%	36.8%	36.3%
Operating expenses:
Selling and marketing expenses	6.6%	5.6%	6.9%	5.8%	6.6%	5.9%	6.9%	6.0%
General and administrative expenses	14.0%	13.9%	14.6%	14.3%	14.1%	14.1%	14.6%	14.5%
Foreign exchange loss/(gain), net	0.1%	0.0%	0.1%	0.0%	0.2%	(0.3)%	0.2%	(0.3)%
Impairment of intangible assets	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Amortization of intangible assets	2.2%	2.6%	2.3%	2.7%	2.2%	2.6%	2.2%	2.7%
Operating profit	12.8%	14.0%	13.3%	14.4%	12.4%	12.8%	12.8%	13.2%
Other income, net	(2.7)%	(7.7)%	(2.8)%	(7.9)%	(1.9)%	(4.6)%	(2.0)%	(4.7)%
Finance expense	1.8%	1.2%	1.9%	1.3%	1.6%	1.2%	1.6%	1.2%
Income tax expense	0.7%	2.6%	0.7%	2.7%	1.8%	2.4%	1.8%	2.5%
Profit after tax	13.0%	17.8%	13.5%	18.3%	11.0%	13.8%	11.3%	14.2%

The following table reconciles revenue (a GAAP financial measure) to revenue less repair payments (a non-GAAP financial measure) and sets forth payments to repair centers and revenue less repair payments (non-GAAP) as a percentage of revenue for the periods indicated:

	Three months ended September 30,				Six months ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
	(US dollars in millions)				(US dollars in millions)
Revenue	$322.6	$333.9	100.0%	100.0%	$645.7	$660.4	100%	100.0%
Less: Payments to repair centers	11.9	8.9	3.7%	2.7%	22.6	17.9	3.5%	2.7%

Revenue less repair payments (non-GAAP)	$310.7	$325.0	96.3%	97.3%	$623.1	$642.5	96.5%	97.3%

The following table presents our results of operations for the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
	(US dollars in millions)
Revenue	$322.6	$333.9	$645.7	$660.4
Cost of revenue	207.3	213.3	416.7	427.2

Gross profit	115.3	120.6	229.0	233.2
Operating expenses:
Selling and marketing expenses	21.3	18.8	42.9	38.7
General and administrative expenses	45.3	46.5	90.9	93.4
Foreign exchange loss/(gain), net	0.4	(0.0)	1.4	(0.9)
Impairment of intangible assets	0.0	0.0	0.0	0.0
Amortization of intangible assets	7.0	8.7	13.9	17.4

Operating profit	41.3	46.7	79.9	84.6

Other income, net	(8.6)	(25.6)	(12.4)	(30.4)
Finance expense	5.8	4.1	10.2	7.7

Profit before income taxes	44.1	68.2	82.1	107.2
Income tax expense	2.3	8.8	11.4	15.8

Profit after tax	$41.8	$59.4	$70.7	$91.4

Results for the three months ended September 30, 2024 compared to the three months ended September 30, 2023

Revenue

The following table sets forth our revenue and percentage change in revenue for the periods indicated:

	Three months ended September 30,
	2024	2023	Change	% Change
	(US dollars in millions)
Revenue	$322.6	$333.9	$(11.3)	(3.4)%

The decrease in revenue of $11.3 million was primarily attributable to the loss of a large Healthcare client, lower volumes in the online travel segment, the offshore delivery transition of a large internet customer and reductions in discretionary project work, resulting in a decrease in revenue from existing clients of $27.5 million. The decrease was partially offset by revenue from new clients of $16.1 million, an appreciation of the pound sterling, the Australian dollar, the Euro and the South African rand by an average of 2.8%, 2.3%, 1.0% and 3.6% respectively, against the US dollar for the three months ended September 30, 2024 as compared to the respective average exchange rates for the three months ended September 30, 2023. The decrease in revenue was primarily attributable to lower revenues in our HCLS, TSLU and MRHP segments, partially offset by higher revenues in our BFSI segment.

Revenue by Geography

The following table sets forth the composition of our revenue based on the location of our clients in our key geographies for the periods indicated:

	Revenue		As a percentage of Revenue
	Three months ended September 30,
	2024	2023	2024	2023
	(US dollars in millions)
North America (primarily the US)	$138.0	$158.1	42.8%	47.4%
UK	99.1	92.2	30.7%	27.6%
Australia	27.5	21.6	8.5%	6.5%
Europe (excluding the UK)	25.6	27.5	7.9%	8.2%
South Africa	3.2	3.5	1.0%	1.0%
Rest of world	29.2	31.0	9.1%	9.3%

Total	$322.6	$333.9	100.0%	100.0%

The decrease in revenue in the North America (primarily the US) region was primarily attributable to lower revenues in our HCLS, TSLU and MRHP segments, partially offset by higher revenues in our BFSI segment.

The increase in revenue from the UK region was primarily attributable to higher revenues in our TSLU, MRHP and HCLS segments and an appreciation of the pound sterling against the US dollar by an average of 2.8% for the three months ended September 30, 2024 as compared to the average exchange rate for the three months ended September 30, 2023, partially offset by lower revenues from our BFSI segment.

The increase in revenue from the Australia region was primarily attributable to higher revenues in our BFSI, HCLS and TSLU segments and an appreciation of the Australian dollar against the US dollar by an average of 2.3% for the three months ended September 30, 2024 as compared to the average exchange rate for the three months ended September 30, 2023, partially offset by lower revenues in our MRHP segment.

The decrease in revenue from the Europe (excluding the UK) region was primarily attributable to lower revenues in all our segments, partially offset by an appreciation of the Euro against the US dollar by an average of 1.0% for the three months ended September 30, 2024 as compared to the average exchange rate for the three months ended September 30, 2023.

The decrease in revenue from the South Africa region was primarily attributable to lower revenues in our TSLU segment, partially offset by higher revenue in our MRHP and BFSI segments and an appreciation of the South African rand against the US dollar by an average of 3.6% for the three months ended September 30, 2024 as compared to the average exchange rate for the three months ended September 30, 2023.

The decrease in revenue from the rest of world region was primarily attributable to lower revenues in our HCLS, MRHP and TSLU segments, partially offset by higher revenues from our BFSI segment.

Revenue Less Repair Payments (non-GAAP)

The following table sets forth our revenue less repair payments (non-GAAP) and percentage change in revenue less repair payments (non-GAAP) for the periods indicated:

	Three months ended September 30,
	2024	2023	Change	% Change
	(US dollars in millions)
Revenue less repair payments (non-GAAP)	$310.7	$325.0	$(14.3)	(4.4)%

The decrease in revenue less repair payments (non-GAAP) of $14.3 million was primarily attributable to the loss of a large Healthcare client, lower volumes in the online travel segment, the offshore delivery transition of a large internet customer and reductions in discretionary project work, resulting a decrease in revenue less repair payments (non-GAAP) from existing clients of $30.5 million. The decrease was partially offset by revenue less repair payments (non-GAAP) from new clients of $16.1 million, an appreciation of the pound sterling, the Australian dollar, the Euro and the South African rand by an average of 2.8%, 2.3%, 1.0% and 3.6% respectively, against the US dollar for the three months ended September 30, 2024 as compared to the respective average exchange rates for the three months ended September 30, 2023. The decrease in revenue less repair payments (non-GAAP) was primarily attributable to lower revenue less repair payments (non-GAAP) in our HCLS, TSLU and MRHP segments, partially offset by higher revenue less repair payments (non-GAAP) in our BFSI segment.

Revenue Less Repair Payments (non-GAAP) by Geography

The following table sets forth the composition of our revenue less repair payments (non-GAAP) based on the location of our clients in our key geographies for the periods indicated:

	Revenue less repair payments (non-GAAP)		As a percentage of revenue less repair payments (non-GAAP)
	Three months ended September 30,
	2024	2023	2024	2023
	(US dollars in millions)
North America (primarily the US)	$138.0	$158.1	44.4%	48.7%
UK	87.2	83.3	28.1%	25.6%
Australia	27.5	21.6	8.9%	6.6%
Europe (excluding the UK)	25.6	27.5	8.2%	8.5%
South Africa	3.2	3.5	1.0%	1.1%
Rest of world	29.2	31.0	9.4%	9.5%

Total	$310.7	$325.0	100.0%	100.0%

The decrease in revenue less repair payments (non-GAAP) in the North America (primarily the US) region was primarily attributable to lower revenue less repair payments (non-GAAP) in our HCLS, TSLU and MRHP segments, partially offset by higher revenue less repair payments (non-GAAP) in our BFSI segment.

The increase in revenue less repair payments (non-GAAP) from the UK region was primarily attributable to higher revenue less repair payments (non-GAAP) in our TSLU, MRHP and HCLS segments and an appreciation of the pound sterling against the US dollar by an average of 2.8% for the three months ended September 30, 2024 as compared to the average exchange rate for the three months ended September 30, 2023, partially offset by lower revenue less repair payments (non-GAAP) from our BFSI segment.

The increase in revenue less repair payments (non-GAAP) from the Australia region was primarily attributable to higher revenue less repair payments (non-GAAP) in our BFSI, HCLS and TSLU segments and an appreciation of the Australian dollar against the US dollar by an average of 2.3% for the three months ended September 30, 2024 as compared to the average exchange rate for the three months ended September 30, 2023, partially offset by lower revenue less repair payments (non-GAAP) in our MRHP segment.

The decrease in revenue less repair payments (non-GAAP) from the Europe (excluding the UK) region was primarily attributable to lower revenue less repair payments (non-GAAP) in all our segments, partially offset by an appreciation of the Euro against the US dollar by an average of 1.0% for the three months ended September 30, 2024 as compared to the average exchange rate for the three months ended September 30, 2023.

The decrease in revenue less repair payments (non-GAAP) from the South Africa region was primarily attributable to lower revenue less repair payments (non-GAAP) in our TSLU segment, partially offset by higher revenue less repair payments (non-GAAP) in our MRHP and BFSI segments and an appreciation of the South African rand against the US dollar by an average of 3.6% for the three months ended September 30, 2024 as compared to the average exchange rate for the three months ended September 30, 2023.

The decrease in revenue less repair payments (non-GAAP) from the rest of world region was primarily attributable to lower revenue less repair payments (non-GAAP) in our HCLS, MRHP and TSLU segments, partially offset by higher revenue less repair payments (non-GAAP) from our BFSI segment.

Cost of Revenue

The following table sets forth the composition of our cost of revenue for the periods indicated:

	Three months ended September 30,
	2024	2023	Change
	(US dollars in millions)
Employee costs	$146.6	$156.8	$(10.2)
Repair payments	11.9	8.9	3.0
Facilities costs	32.4	31.3	1.2
Depreciation	6.8	5.9	0.9
Legal and professional costs	2.7	2.7	(0.0)
Travel costs	2.6	2.5	0.1
Other costs	4.3	5.2	(0.9)

Total cost of revenue	$207.3	$213.3	$6.0

As a percentage of revenue	64.3%	63.9%
As a percentage of revenue less repair payments (non-GAAP)	62.9%	62.9%

The decrease in cost of revenue was primarily due to lower employee costs on account of change in revenue mix, lower share-based compensation and a depreciation of the Indian rupees and the Philippine peso against the US dollar by an average of 1.4% and 2.2% respectively for the three months ended September 30, 2024 as compared to the average exchange rate for the three months ended September 30, 2023, which decreased our cost of revenue by approximately $2.0 million. The decrease was partially offset by increase in repair payments, higher facilities running costs due to capacity expansion and an increase in facilities utilization (as the number of employees working in the office increased) and higher depreciation cost due to higher fixed assets and an appreciation of the South Africa rand against the US dollar by an average of 3.6% for the three months ended September 30, 2024 as compared to the average exchange rate for the three months ended September 30, 2023, which increased our cost of revenue by approximately $0.5 million.

Gross Profit

The following table sets forth our gross profit for the periods indicated:

	Three months ended September 30,
	2024	2023	Change
	(US dollars in millions)
Gross profit	$115.3	$120.6	$(5.3)
As a percentage of revenue	35.7%	36.1%
As a percentage of revenue less repair payments (non-GAAP)	37.1%	37.1%

Gross profit as a percentage of revenue was lower for three months ended September 30, 2024 as compared to three months ended September 30, 2023, primarily due to lower revenues and higher cost of revenue as a percentage of revenue as discussed above.

Gross profit as a percentage of revenue less repair payments (non-GAAP) was similar for three months ended September 30, 2024 as compared to three months ended September 30, 2023.

For further information, see note (1) to the table presenting certain operating data in “— Operating Data” above.

Selling and Marketing Expenses

The following table sets forth the composition of our selling and marketing expenses for the periods indicated:

	Three months ended September 30,
	2024	2023	Change
	(US dollars in millions)
Employee costs	$16.7	$14.6	$2.1
Other costs	4.6	4.2	0.5

Total selling and marketing expenses	$21.3	$18.8	$2.6

As a percentage of revenue	6.6%	5.6%
As a percentage of revenue less repair payments (non-GAAP)	6.9%	5.8%

The increase in our selling and marketing expenses was primarily attributable to an increase in employee cost primarily due to increase in the number of sales personnel and an appreciation of the pound sterling against the US dollar by an average of 2.8% for the three months ended September 30, 2024 as compared to the average exchange rate for the three months ended September 30, 2023, which increased our selling and marketing expenses by approximately $0.2 million.

General and Administrative Expenses

The following table sets forth the composition of our general and administrative expenses for the periods indicated:

	Three months ended September 30,
	2024	2023	Change
	(US dollars in millions)
Employee costs	$34.7	$37.4	$(2.7)
Other costs	10.6	9.1	1.5

Total general and administrative expenses	$45.3	$46.5	$(1.2)

As a percentage of revenue	14.0%	13.9%
As a percentage of revenue less repair payments (non-GAAP)	14.6%	14.3%

The decrease in general and administrative expenses was primarily attributable to lower share-based compensation and a depreciation of the Indian rupee by 1.4% against the US dollar for the three months ended September 30, 2024 as compared to the average exchange rate for the three months ended September 30, 2023, which reduced our general and administrative expenses by approximately $0.2 million. The increase was partially offset by higher other costs due to higher legal and professional fees.

Foreign Exchange Gain, Net

The following table sets forth our foreign exchange gain, net for the periods indicated:

	Three months ended September 30,
	2024	2023	Change
	(US dollars in millions)
Foreign exchange loss / (gain), net	$0.4	$(0.0)	$0.4

We recorded foreign exchange loss of $0.4 million in the three months ended September 30, 2024, primarily on account of a revaluation loss of $0.4 million as compared to a foreign exchange gain of $0.0 million in the three months ended September 30, 2023, primarily on account of a revaluation gain of $0.0 million.

Amortization of Intangible Assets

The following table sets forth our amortization of intangible assets for the periods indicated:

	Three months ended September 30,
	2024	2023	Change
	(US dollars in millions)
Amortization of intangible assets	$7.0	$8.7	$(1.7)

The decrease in amortization of intangible assets was primarily attributable lower amortization of intangibles as we had booked an impairment charge to the customer relationship intangible related to our large HCLS client termination in fiscal 2024 and lower amortization of intangible assets associated with our acquisition of Vuram, The Smart Cube and OptiBuy.

Operating Profit

The following table sets forth our operating profit for the periods indicated:

	Three months ended September 30,
	2024	2023	Change
	(US dollars in millions)
Operating profit	$41.3	$46.7	$(5.4)
As a percentage of revenue	12.8%	14.0%
As a percentage of revenue less repair payments (non-GAAP)	13.3%	14.4%

Operating profit as a percentage of revenue for the three months ended September 30, 2024 was lower due to lower revenues, lower gross profit as a percentage of revenue, higher general and administrative expenses and selling and marketing expenses each as a percentage of revenue as explained earlier, partially offset by lower amortization of intangible assets as a percentage of revenue, in the three months ended September 30, 2024.

Operating profit as a percentage of revenue less repair payments (non-GAAP) for the three months ended September 30, 2024 was lower due to higher general and administrative expenses and selling and marketing expenses each as a percentage of revenue less repair payments (non-GAAP) as explained earlier, partially offset by lower amortization of intangible assets as a percentage of revenue less repair payments (non-GAAP), in the three months ended September 30, 2024.

Other Income, Net

The following table sets forth our other income, net for the periods indicated:

	Three months ended September 30,
	2024	2023	Change
	(US dollars in millions)
Other income, net	$(8.6)	$(25.6)	$17.0

Other income, net was lower primarily due to the write back of the contingent consideration related to our acquisition of Vuram, which we acquired in July 2022 in the three months ended September 30, 2023. The decrease was partially offset by write back of the contingent consideration related to our acquisition of OptiBuy, which we acquired in December 2022 in the three months ended September 30, 2024.

Finance Expense

The following table sets forth our finance expense for the periods indicated:

	Three months ended September 30,
	2024	2023	Change
	(US dollars in millions)
Finance expense	$5.8	$4.1	$1.7

Finance expense increased primarily due to interest on long-term loan taken for general corporate purpose.

Income Tax Expense

The following table sets forth our income tax expense for the periods indicated:

	Three months ended September 30,
	2024	2023	Change
	(US dollars in millions)
Income tax expense	$2.3	$8.8	$(6.5)

The decrease in income tax expense was primarily due to one-time tax benefit associated with the reversal of a deferred tax liability on intangibles offset by higher effective tax rate as a result of a change in the profit mix among geographies with higher taxable profits in jurisdictions with higher tax rates for the three months ended September 30, 2024.

Profit After Tax

The following table sets forth our profit after tax for the periods indicated:

	Three months ended September 30,
	2024	2023	Change
	(US dollars in millions)
Profit after tax	$41.8	$59.4	$(17.7)
As a percentage of revenue	13.0%	17.8%
As a percentage of revenue less repair payments (non-GAAP)	13.5%	18.3%

The decrease in profit after tax as a percentage of revenue as well as a percentage of revenue less repair payments (non-GAAP) was primarily on account lower other income, net, higher finance expense and lower operating profit as a percentage of revenue as well as a percentage of revenue less repair payments (non-GAAP) as explained above, partially offset by lower income tax expense.

Results for the six months ended September 30, 2024 compared to the six months ended September 30, 2023

Revenue

The following table sets forth our revenue and percentage change in revenue for the periods indicated:

	Six months ended September 30,
	2024	2023	Change	% Change
	(US dollars in millions)
Revenue	$645.7	$660.4	$(14.7)	(2.2)%

The decrease in revenue of $14.7 million was primarily attributable to the loss of a large Healthcare client, lower volumes in the online travel segment, the offshore delivery transition of a large internet customer and reductions in discretionary project work, resulting in a decrease in revenue from existing clients of $31.2 million. The decrease was partially offset by an appreciation of the pound sterling, the Australian dollar and the South African rand by an average of 1.8%, 0.3% and 1.9% respectively, against the US dollar for the six months ended September 30, 2024 as compared to the respective average exchange rates for the six months ended September 30, 2023, lower hedging loss on our revenue of $2.2 million for the six months ended September 30, 2024 as compared to a loss of $3.1 million for the six months ended September 30, 2023 and revenue from new clients of $15.6 million. The decrease in revenue was primarily attributable to lower revenues in our TSLU, HCLS and MRHP segments, partially offset by higher revenue in our BFSI segment.

Revenue by Geography

The following table sets forth the composition of our revenue based on the location of our clients in our key geographies for the periods indicated:

	Revenue		As a percentage of Revenue
	Six months ended September 30,
	2024	2023	2024	2023
	(US dollars in millions)
North America (primarily the US)	$286.3	$315.9	44.3%	47.8%
UK	194.5	181.9	30.1%	27.5%
Australia	51.2	42.3	7.9%	6.4%
Europe (excluding the UK)	49.7	55.1	7.7%	8.3%
South Africa	6.1	7.0	0.9%	1.1%
Rest of world	58.0	58.3	9.1%	8.9%

Total	$645.7	$660.4	100.0%	100.0%

The decrease in revenue in the North America (primarily the US) region was primarily attributable to lower revenues in our TSLU, HCLS and MRHP segments, partially offset by higher revenues in our BFSI segment.

The increase in revenue from the UK region was primarily attributable to higher revenues in TSLU, MRHP and HCLS segments and an appreciation of the pound sterling against the US dollar by an average of 1.8% for the six months ended September 30, 2024 as compared to the average exchange rate for the six months ended September 30, 2023, partially offset by lower revenues in our BFSI segment.

The increase in revenue from the Australia region was primarily attributable to higher revenues in our BFSI, HCLS and TSLU segments and an appreciation of the Australian dollar against the US dollar by an average of 0.3% for the six months ended September 30, 2024 as compared to the average exchange rate for the six months ended September 30, 2023, partially offset by lower revenues in our MRHP segment.

The decrease in revenue from the Europe (excluding the UK) region was primarily attributable to lower revenues in our TSLU, MRHP and BFSI segments and a depreciation of the Euro against the US dollar by an average of 0.1% for the six months ended September 30, 2024 as compared to the average exchange rate for the six months ended September 30, 2023, partially offset by higher revenue in our HCLS segment.

The decrease in revenue from the South Africa region was primarily attributable to lower revenues in our TSLU and BFSI segments, partially offset by an appreciation of the South African rand against the US dollar by an average of 1.9% for the six months ended September 30, 2024 as compared to the average exchange rate for the six months ended September 30, 2023 and higher revenue in our MRHP segment.

The increase in revenue from the rest of world region was primarily attributable to higher revenues in our BFSI and TSLU segments, partially offset by lower revenues from our HCLS and MRHP segments.

Revenue Less Repair Payments (non-GAAP)

The following table sets forth our revenue less repair payments (non-GAAP) and percentage change in revenue less repair payments (non-GAAP) for the periods indicated:

	Six months ended September 30,
	2024	2023	Change	% Change
	(US dollars in millions)
Revenue less repair payments (non-GAAP)	$623.1	$642.5	$(19.3)	(3.0)%

The decrease in revenue less repair payments (non-GAAP) of $19.3 million was primarily attributable to the loss of a large Healthcare client, lower volumes in the online travel segment, the offshore delivery transition of a large internet customer and reductions in discretionary project work, resulting in a decrease in revenue from existing clients of $35.8 million. The decrease was partially offset by an appreciation of the pound sterling, the Australian dollar and the South African rand by an average of 1.8%, 0.3% and 1.9% respectively, against the US dollar for the six months ended September 30, 2024 as compared to the respective average exchange rates for the six months ended September 30, 2023, lower hedging loss on our revenue less repair payments (non-GAAP) of $2.2 million for the six months ended September 30, 2024 as compared to a loss of $3.1 million for the six months ended September 30, 2023 and revenue less repair payments (non-GAAP) from new clients of $15.6 million. The decrease in revenue less repair payments (non-GAAP) was primarily attributable to lower revenue less repair payments (non-GAAP) in our TSLU, HCLS and MRHP segments, partially offset by higher revenue less repair payments (non-GAAP) in our BFSI segment.

Revenue Less Repair Payments (non-GAAP) by Geography

The following table sets forth the composition of our revenue less repair payments (non-GAAP) based on the location of our clients in our key geographies for the periods indicated:

	Revenue less repair payments (non-GAAP)		As a percentage of revenue less repair payments (non-GAAP)
	Six months ended September 30,
	2024	2023	2024	2023
	(US dollars in millions)
North America (primarily the US)	$286.3	$315.9	45.9%	49.2%
UK	171.9	163.9	27.6%	25.5%
Australia	51.2	42.3	8.2%	6.6%
Europe (excluding the UK)	49.7	55.1	8.0%	8.6%
South Africa	6.1	7.0	1.0%	1.1%
Rest of world	58.0	58.3	9.3%	9.0%

Total	$623.1	$642.5	100.0%	100.0%

The decrease in revenue less repair payments (non-GAAP) in the North America (primarily the US) region was primarily attributable to lower revenue less repair payments (non-GAAP) in our TSLU, HCLS and MRHP segments, partially offset by higher revenue less repair payments (non-GAAP) in our BFSI segment.

The increase in revenue less repair payments (non-GAAP) from the UK region was primarily attributable to higher revenue less repair payments (non-GAAP) in TSLU, MRHP and HCLS segments and an appreciation of the pound sterling against the US dollar by an average of 1.8% for the six months ended September 30, 2024 as compared to the average exchange rate for the six months ended September 30, 2023, partially offset by lower revenue less repair payments (non-GAAP) in our BFSI segment.

The increase in revenue less repair payments (non-GAAP) from the Australia region was primarily attributable to higher revenue less repair payments (non-GAAP) in our BFSI, HCLS and TSLU segments and an appreciation of the Australian dollar against the US dollar by an average of 0.3% for the six months ended September 30, 2024 as compared to the average exchange rate for the six months ended September 30, 2023, partially offset by lower revenue less repair payments (non-GAAP) in our MRHP segment.

The decrease in revenue less repair payments (non-GAAP) from the Europe (excluding the UK) region was primarily attributable to lower revenue less repair payments (non-GAAP) in our TSLU, MRHP and BFSI segments and a depreciation of the Euro against the US dollar by an average of 0.1% for the six months ended September 30, 2024 as compared to the average exchange rate for the six months ended September 30, 2023, partially offset by higher revenue less repair payments (non-GAAP) in our HCLS segment.

The decrease in revenue less repair payments (non-GAAP) from the South Africa region was primarily attributable to lower revenue less repair payments (non-GAAP) in our TSLU and BFSI segments, partially offset by an appreciation of the South African rand against the US dollar by an average of 1.9% for the six months ended September 30, 2024 as compared to the average exchange rate for the six months ended September 30, 2023 and higher revenue less repair payments (non-GAAP) in our MRHP segment.

The increase in revenue less repair payments (non-GAAP) from the rest of world region was primarily attributable to higher revenue less repair payments (non-GAAP) in our BFSI and TSLU segments, partially offset by lower revenue less repair payments (non-GAAP) from our HCLS and MRHP segments.

Cost of Revenue

The following table sets forth the composition of our cost of revenue for the periods indicated:

	Six months ended September 30,
	2024	2023	Change
	(US dollars in millions)
Employee costs	$298.1	$315.6	$(17.5)
Repair payments	22.6	17.9	4.7
Facilities costs	63.6	62.0	1.6
Depreciation	13.6	11.5	2.1
Legal and professional costs	5.2	5.8	(0.6)
Travel costs	4.9	4.3	0.6
Other costs	8.8	10.1	(1.3)

Total cost of revenue	$416.7	$427.2	$(10.5)

As a percentage of revenue	64.5%	64.7%
As a percentage of revenue less repair payments (non-GAAP)	63.2%	63.7%

The decrease in cost of revenue was primarily due to lower share-based compensation and lower employee costs on account of change in revenue mix, lower legal and professional costs and a depreciation of the Indian rupees and the Philippine peso against the US dollar by an average of 1.4% and 3.1% respectively for the six months ended September 30, 2024 as compared to the average exchange rate for the six months ended September 30, 2023, which decreased our cost of revenue by approximately $4.6 million. The decrease was partially offset by increase in repair payments, higher facilities running costs due to capacity expansion and an increase in facilities utilization (as the number of employees working in the office increased), higher depreciation cost due to higher fixed assets and additional facilities and higher travel costs.

Gross Profit

The following table sets forth our gross profit for the periods indicated:

	Six months ended September 30,
	2024	2023	Change
	(US dollars in millions)
Gross profit	$229.0	$233.2	$(4.2)
As a percentage of revenue	35.5%	35.3%
As a percentage of revenue less repair payments (non-GAAP)	36.8%	36.3%

Gross profit as a percentage of revenue was higher for six months ended September 30, 2024 as compared to six months ended September 30, 2023, primarily due to lower cost of revenue as a percentage of revenue as discussed above.

Gross profit as a percentage of revenue less repair payments (non-GAAP) was higher for six months ended September 30, 2024 as compared to six months ended September 30, 2023, primarily due to lower cost of revenue as a percentage of revenue less repair payments (non-GAAP) as discussed above.

Selling and Marketing Expenses

The following table sets forth the composition of our selling and marketing expenses for the periods indicated:

	Six months ended September 30,
	2024	2023	Change
	(US dollars in millions)
Employee costs	$33.0	$30.8	$2.2
Other costs	9.9	8.0	1.9

Total selling and marketing expenses	$42.8	$38.7	$4.2

As a percentage of revenue	6.6%	5.9%
As a percentage of revenue less repair payments (non-GAAP)	6.9%	6.0%

The increase in our selling and marketing expenses was primarily attributable to an increase in employee cost primarily due to increase in the number of sales and an appreciation of the pound sterling against the US dollar by an average of 1.8% for the six months ended September 30, 2024 as compared to the average exchange rate for the six months ended September 30, 2023, which increased our selling and marketing expenses by approximately $0.2 million. The increase was partially offset by lower share-based based compensation.

General and Administrative Expenses

The following table sets forth the composition of our general and administrative expenses for the periods indicated:

	Six months ended September 30,
	2024	2023	Change
	(US dollars in millions)
Employee costs	$68.1	$73.7	$(5.6)
Other costs	22.8	19.7	3.1

Total general and administrative expenses	$90.9	$93.4	$(2.4)

As a percentage of revenue	14.1%	14.1%
As a percentage of revenue less repair payments (non-GAAP)	14.6%	14.5%

The decrease in general and administrative expenses was primarily attributable to lower share-based compensation and lower employment-linked earn-out as part of deferred consideration related to our acquisitions and a depreciation of the Indian rupee by 1.4% against the US dollar for the six months ended September 30, 2024 as compared to the average exchange rate for the six months ended September 30, 2023, which reduced our general and administrative expenses by approximately $0.5 million. The increase was partially offset by higher other costs due to higher legal and professional fees and higher travel cost.

Foreign Exchange Gain, Net

The following table sets forth our foreign exchange gain, net for the periods indicated:

	Six months ended September 30,
	2024	2023	Change
	(US dollars in millions)
Foreign exchange loss / (gain), net	$1.4	$(0.9)	$2.3

We recorded foreign exchange loss of $1.4 million in the six months ended September 30, 2024, primarily on account of a revaluation loss of $1.1 million and de-designation of hedges of $0.3 million as compared to a foreign exchange gain of $0.9 million in the six months ended September 30, 2023, primarily on account of a revaluation gain of $0.9 million.

Amortization of Intangible Assets

The following table sets forth our amortization of intangible assets for the periods indicated:

	Six months ended September 30,
	2024	2023	Change
	(US dollars in millions)
Amortization of intangible assets	$13.9	$17.4	$(3.5)

The decrease in amortization of intangible assets was primarily attributable lower amortization of intangibles as we had booked an impairment charge to the customer relationship intangible related to our large HCLS client termination in fiscal 2024 and lower amortization of intangible assets associated with our acquisition of Vuram, The Smart Cube and OptiBuy.

Operating Profit

The following table sets forth our operating profit for the periods indicated:

	Six months ended September 30,
	2024	2023	Change
	(US dollars in millions)
Operating profit	$79.9	$84.6	$(4.7)
As a percentage of revenue	12.4%	12.8%
As a percentage of revenue less repair payments (non-GAAP)	12.8%	13.2%

Operating profit as a percentage of revenue for the six months ended September 30, 2024 was lower due to higher selling and marketing expenses and foreign exchange gain (net) each as a percentage of revenue, partially offset by higher gross profit as a percentage of revenue and lower amortization of intangible assets as a percentage of revenue as explained earlier.

Operating profit as a percentage of revenue less repair payments (non-GAAP) for the six months ended September 30, 2024 was lower due to higher selling and marketing expenses and foreign exchange gain (net) each as a percentage of revenue less repair payments (non-GAAP), partially offset by higher gross profit as a percentage of revenue less repair payments (non-GAAP) and lower amortization of intangible assets as a percentage of revenue less repair payments (non-GAAP) as explained earlier.

Other Income, Net

The following table sets forth our other income, net for the periods indicated:

	Six months ended September 30,
	2024	2023	Change
	(US dollars in millions)
Other income, net	$(12.4)	$(30.4)	$17.9

Other income, net was lower primarily due to the write back of the contingent consideration related to our acquisition of Vuram, which we acquired in July 2022 in the six months ended September 30, 2023. The decrease was partially offset by write back of the contingent consideration related to our acquisition of OptiBuy, which we acquired in December 2022 in the six months ended September 30, 2024.

Finance Expense

The following table sets forth our finance expense for the periods indicated:

	Six months ended September 30,
	2024	2023	Change
	(US dollars in millions)
Finance expense	$10.2	$7.7	$2.5

Finance expense increased primarily due to interest on long-term loan taken for general corporate purpose.

Income Tax Expense

The following table sets forth our income tax expense for the periods indicated:

	Six months ended September 30,
	2024	2023	Change
	(US dollars in millions)
Income tax expense	$11.4	$15.8	$(4.4)

The decrease in income tax expense was primarily due to one-time tax benefit associated with the reversal of a deferred tax liability on intangibles offset by higher effective tax rate as a result of a change in the profit mix among geographies with higher taxable profits in jurisdictions with higher tax rates for the six months ended September 30, 2024.

Profit After Tax

The following table sets forth our profit after tax for the periods indicated:

	Six months ended September 30,
	2024	2023	Change
	(US dollars in millions)
Profit after tax	$70.7	$91.4	$(20.7)
As a percentage of revenue	11.0%	13.8%
As a percentage of revenue less repair payments (non-GAAP)	11.3%	14.2%

The decrease in profit after tax as a percentage of revenue as well as a percentage of revenue less repair payments (non-GAAP) was primarily on account lower other income, net, higher finance expense and lower operating profit as a percentage of revenue as well as a percentage of revenue less repair payments (non-GAAP) as explained above, partially offset by lower income tax expense.

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

As at September 30, 2024, we had cash and cash equivalents of $221.5 million which were primarily held in Indian Rupee, South African rand, pound sterling, US dollars, Sri Lankan rupee and the Philippine pesos. We typically seek to invest our available cash on hand in bank deposits and money market instruments. Our investments include primarily bank deposits, marketable securities and mutual funds which totaled $157.3 million as at September 30, 2024.

As at September 30, 2024, we had $262.8 million debt outstanding, as discussed below.

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

In December 2022, WNS UK obtained a term loan facility of £83.0 million ($111.0 million based on the exchange rate on September 30, 2024) from The Hongkong and Shanghai Banking Corporation Limited, Hong Kong and Citibank N.A., UK Branch to fund our acquisition of The Smart Cube. The loan bears interest at a rate equivalent to SONIA plus a margin of 1.25% per annum. WNS UK’s obligations under the term loan are guaranteed by WNS. The term loan is secured by a pledge of shares of WNS (Mauritius) Limited held by WNS. The facility agreement for the term loan contains certain covenants, including restrictive covenants relating to our indebtedness and financial covenants relating to our EBITDA to debt service ratio and total net borrowings to EBITDA ratio, each as defined in the facility agreement. The loan matures in December 2027 and the principal is repayable in 10 semi-annual installments of £8.3 million each. On June 16, 2023, December 18, 2023 and June 18, 2024, we made a scheduled repayment of £8.3 million each.

As at September 30, 2024, we also had available lines of credit amounting to $139.8 million, and $38.0 million were drawn under these lines of credit, as discussed below. These limits can be utilized in accordance with the agreed terms and prevailing interest rates at the time of borrowing.

•

As at September 30, 2024, our Indian subsidiary, WNS Global, had an unsecured line of credit of ₹840 million ($10.0 million based on the exchange rate on September 30, 2024) from The Hongkong and Shanghai Banking Corporation Limited, ₹600 million ($7.2 million based on the exchange rate on September 30, 2024) from JP Morgan Chase Bank, N.A., ₹800 million ($9.5 million based on the exchange rate on September 30, 2024) from Citibank N.A., ₹750 million ($9.0 million based on the exchange rate on September 30, 2024) from Axis Bank, ₹600 million ($7.2 million based on the exchange rate on September 30, 2024) from DBS Bank, ₹600 million ($7.2 million based on the exchange rate on September 30, 2024) from HDFC Bank, ₹600 million ($7.2 million based on the exchange rate on September 30, 2024) from ICICI Bank and ₹600 million ($7.2 million based on the exchange rate on September 30, 2024) from Standard Chartered Bank for working capital purposes. Interest on these lines of credit would be determined on the date of the borrowing. These lines of credit generally can be withdrawn by the relevant lender at any time. As at September 30, 2024, an aggregate of $9.0 million was utilized under lines of credit from The Hongkong and Shanghai Banking Corporation Limited, bearing interest at SOFR plus a margin of 0.80% and an aggregate of $9.0 million was utilized under lines of credit from Citibank N.A., bearing interest at SOFR plus a margin of 0.75%.

•

As at September 30, 2024 WNS UK had a working capital facility of £14.0 million ($18.7 million based on the exchange rate on September 30, 2024) from HSBC Bank plc. The working capital facility bears interest at Bank of England base rate plus a margin of 2.00% per annum. Interest is payable on a quarterly basis. The facility is subject to conditions to drawdown and can be withdrawn by the lender at any time by notice to the borrower. As at September 30, 2024, there was no outstanding amount under this facility.

•

As at September 30, 2024 our South African subsidiary, WNS Global Services SA (Pty) Ltd., had an unsecured line of credit of ZAR 30.0 million ($1.7 million based on the exchange rate on September 30, 2024) from The HSBC Bank plc. for working capital purposes. This facility bears interest at prime rate less a margin of 2.25% per annum. This line of credit can be withdrawn by the lender at any time. As at September 30, 2024, there was no outstanding amount under this facility.

•

As at September 30, 2024, WNS North America Inc., had an unsecured line of credit of $40.0 million from The HSBC Bank plc. for working capital purposes. This facility bears interest at prime rate or SOFR plus a margin of 1.65% per annum. This line of credit can be withdrawn by the lender at any time. As at September 30, 2024, $20.0 million was utilized under this facility.

•

As at September 30, 2024, WNS Global Services Philippines Inc. had an unsecured line of credit of $15.0 million from The HSBC Bank plc. for working capital purposes. This line of credit can be withdrawn by the lender at any time. As at September 30, 2024, there was no outstanding amount under this facility.

As at September 30, 2024, bank guarantees amounting to $1.0 million were provided on behalf of certain of our subsidiaries to regulatory authorities and other third parties.

Based on our current level of operations, we expect that our anticipated cash generated from operating activities, cash and cash equivalents on hand, and use of existing credit facilities will be sufficient to fund our estimated capital expenditures, share repurchases and working capital needs for the next 12 months. However, if our lines of credit were to become unavailable for any reason, we would require additional financing to fund our capital expenditures, share repurchases and working capital needs. We currently expect our capital expenditures needs in fiscal 2025 to be approximately $65.0 million. The geographical distribution, timing and volume of our capital expenditures in the future will depend on new client contracts we may enter or the expansion of our business under our existing client contracts. Our capital expenditure in the six months ended September 30, 2024 amounted to $23.4 million and our capital commitments (net of capital advances) as at September 30, 2024 were $8.4 million.

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

The following table shows our cash flows for the six months ended September 30, 2024 and September 30, 2023:

	Six months ended September 30,
	2024	2023
	(US dollars in millions)
Net cash provided by operating activities	$65.0	$72.4
Net cash (used in)/provided by investing activities	$11.0	$(8.9)
Net cash provided by/(used in) financing activities	$(70.6)	$(96.6)

Cash Flows from Operating Activities

Net cash provided by operating activities decreased to $65.0 million for the six months ended September 30, 2024 from $72.4 million for the six months ended September 30, 2023. The decrease in net cash provided by operating activities was attributable to a decrease in profit as adjusted for non-cash and other items by $12.0 million; partially offset by a decrease in cash outflow towards working capital requirements by $7.4 million.

Profit after tax as adjusted for non-cash and other items primarily comprised the following: (i) profit after tax of $70.7 million for the six months ended September 30, 2024 as compared to $91.4 million for the six months ended September 30, 2023; (ii) unrealized gain on derivative instruments of $7.0 million for the six months ended September 30, 2024 as compared to unrealized loss on derivative instruments $4.1 million for the six months ended September 30, 2023; (iii) share-based compensation expense of $19.5 million for the six months ended September 30, 2024 as compared to $29.6 million for the six months ended September 30, 2023; (iv) depreciation and amortization expense of $27.8 million for the six months ended September 30, 2024 as compared to $29.2 million for the six months ended September 30, 2023; (v) income from mutual funds of $5.6 million for the six months ended September 30, 2024 as compared to $5.0 million for the six months ended September 30, 2023; (vi) allowances for expected credit losses of $0.9 million for the six months ended September 30, 2024 as compared to $0.2 million for the six months ended September 30, 2023; (vii) reduction in the carrying amount of operating lease right-of-use assets of $14.4 million for the six months ended September 30, 2024 as compared to $12.1 million for the six months ended September 30, 2023; (viii) income tax benefit (deferred tax) of $6.5 million for the six months ended September 30, 2024 as compared to $10.4 million for the six months ended September 30, 2023; (ix) unrealized exchange loss of $3.4 million for the six months ended September 30, 2024 as compared to unrealized exchange gain of $3.9 million for the six months ended September 30, 2023; and (x) reversal of contingent consideration of $4.4 million for the six months ended September 31, 2024 as compared to $21.9 million for the six months ended September 31, 2023.

Cash outflow on account of working capital changes amounted to $48.3 million for the six months ended September 30, 2024 as compared to $53.0 million for the six months ended September 30, 2023. This was primarily on account of a decrease in cash outflow from accounts receivables and unbilled revenue by $19.0 million, a decrease in cash outflow towards current liabilities by $6.4 million; partially offset by a decrease in cash inflow from income tax payable by $13.7 million, an increase in cash outflow towards operating lease liabilities by $3.5 million, an increase in cash outflow from other assets by $2.5 million, an increase in cash outflow towards accounts payables by $0.8 million; and an increase in cash inflow from contract liabilities by $0.2 million.

Cash Flows from Investing Activities

Net cash provided by investing activities was $11.0 million for the six months ended September 30, 2024 as compared to net cash used in investing activities of $8.9 million for the six months ended September 30, 2023. This was primarily on account of a cash outflow of $23.4 million towards purchase of property, plant and equipment (comprising leasehold improvements, furniture and fixtures, office equipment and information technology equipment) and intangible assets (comprising computer software) for the six months ended September 30, 2024 as compared to $33.6 million for the six months ended September 30, 2023; a net cash inflow (maturity of fixed deposits, net of placements) from our fixed deposit investments of $9.1 million for the six months ended September 30, 2024 as compared to net cash outflow (placement of fixed deposits, net of maturities) towards our fixed deposit investments of $0.3 million for the six months ended September 30, 2024; a net cash inflow of proceeds from redemption of investment in mutual funds of $25.1 million for the six months ended September 30, 2024 as compared to proceeds from redemption of investment in mutual funds of $23.9 million for the six months ended September 30, 2023.

Cash Flows from Financing Activities

Net cash used in financing activities decreased to $70.6 million for the six months ended September 30, 2024 as compared to $96.6 million for the six months ended September 30, 2023. This was primarily on account of a cash inflow due to proceeds from long term debt (net of repayment of $18.5 million) of $81.5 million for the six months ended September 30, 2024 as compared to a cash outflow due to repayment of long term debt of $18.6 million for the six months ended September 30, 2023; a cash outflow of $nil towards contingent consideration paid towards acquisitions for the six months ended September 30, 2024 as compared to $2.2 million for the six months ended September 30, 2023; partially offset by a net cash outflow towards repayment of short term line of credit of $2.0 million (net of availment of $62.0 million) for the six months ended September 30, 2024 as compared to availment of short term line of credit of $9.9 million (net of repayment of $30.0 million) for the six months ended September 30, 2023, a cash outflow due to payment of debt issuance cost of $0.4 million for the six months ended September 30, 2024 as compared to $nil for the six months ended September 30, 2023; and a cash outflow of $149.7 million towards share repurchases for the six months ended September 30, 2024 as compared to $85.6 million for the six months ended September 30, 2023.

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

From time to time, we receive orders of assessment from the Indian tax authorities assessing additional taxable income on us and/or our subsidiaries in connection with their review of our tax returns. We currently have orders of assessment for fiscal 2003 through fiscal 2020 pending before various appellate authorities. These orders assess additional taxable income that could in the aggregate give rise to an estimated ₹302.6 million ($3.6 million based on the exchange rate on September 30, 2024) in additional taxes, including interest of ₹51.9 million ($0.6 million based on the exchange rate on September 30, 2024).

The following sets forth the details of these orders of assessment:

Entity	Amount demanded (including interest)				Interest on amount Demanded
	(₹ and US dollars in millions)
WNS Global Services Private Limited	₹	222.0	$(2.3	)(1)	₹	31.0	$(0.3	)(1)
WNS Business Consulting Services Private Limited	₹	1.0	$(0.1	)(1)	₹	—	$—
Permanent establishment of WNS North America Inc and WNS Global Services UK Limited in India	₹	79.6	$(1.2	)(1)	₹	20.9	$(0.3	)(1)
Total	₹	302.6	$(3.6	)(1)	₹	51.9	$(0.6	)(1)

Note:

(1)	Based on the exchange rate as at September 30, 2024.

The aforementioned orders of assessment allege that the transfer prices we applied to certain of the international transactions between WNS Global or WNS BCS (each of which is one of our Indian subsidiaries), as the case may be, and our other wholly-owned subsidiaries named above were not on arm’s-length terms, disallow a tax holiday benefit claimed by us, deny the set off of brought forward business losses and unabsorbed depreciation, disallow certain expenses and payments claimed as tax deductible by WNS Global or WNS BCS, as the case may be. As at September 30, 2024, we have provided a tax reserve of ₹774.3 million ($9.2 million based on the exchange rate on September 30, 2024) primarily on account of the Indian tax authorities’ denying the set-off of brought forward business losses and unabsorbed depreciation. We have appealed against these orders of assessment before higher appellate authorities.

In addition, we currently have orders of assessment pertaining to similar issues that have been decided in our favor by appellate authorities, vacating tax demands of ₹6,785.0 million ($81.0 million based on the exchange rate on September 30, 2024) in additional taxes, including interest of ₹2,417.5 million ($28.8 million based on the exchange rate on September 30, 2024). The income tax authorities have filed or may file appeals against these orders at higher appellate authorities.

In case of disputes, the Indian tax authorities may require us to deposit with them all or a portion of the disputed amounts pending resolution of the matters on appeal. Any amount paid by us as deposits will be refunded to us with interest if we succeed in our appeals. We have deposited ₹904.1 million ($10.8 million based on the exchange rate on September 30, 2024) of the disputed amount with the tax authorities and may be required to deposit the remaining portion of the disputed amount with the tax authorities pending final resolution of the respective matters.

As at September 30, 2024, corporate tax returns for fiscal year 2021 and thereafter remain subject to examination by tax authorities in India.

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

In addition, we currently have orders of assessment outstanding for various years pertaining to pre-acquisition period of Smart Cube India Private Limited acquired in fiscal 2023, which assess additional taxable income that could in the aggregate give rise to an estimated ₹84.0 million ($1.0 million based on the exchange rate on September 30, 2024) in additional taxes, including interest of ₹45.8 million ($0.6 million based on the exchange rate on September 30, 2024). These orders of assessment disallow tax holiday benefit claimed by these acquired entities. These acquired entities have appealed against these orders of assessment before higher appellate authorities.

We have received orders of assessment from the value-added tax (“VAT”), service tax and goods and services tax (“GST”) authorities, demanding payment of ₹12,190.9 million ($12.2 million based on the exchange rate on September 30, 2024) towards VAT, service tax and GST for the period April 1, 2014 to March 31, 2021. The tax authorities have rejected input tax credit on certain types of input services. Based on consultations with our tax advisors, we believe these orders of assessments will more likely than not be vacated by the higher appellate authorities and we intend to dispute the orders of assessments.

In 2016, we also received an assessment order from the Sri Lankan Tax Authority, demanding payment of LKR 25.2 million ($0.1 million based on the exchange rate on September 30, 2024) in connection with the review of our tax return for fiscal year 2012. The assessment order challenges the tax exemption that we have claimed for export business. We have filed an appeal against the assessment order with the Sri Lankan Supreme Court in this regard. Based on consultations with our tax advisors, we believe this order of assessment will more likely than not be vacated.

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

Components of Market Risk

Exchange Rate Risk

Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenue less repair payments (non-GAAP) is denominated in pound sterling and US dollars, approximately 47.1% of our expenses (net of payments to repair centers made as part of our BFSI segment) for the six months ended September 30, 2024, were incurred and paid in Indian rupees. The exchange rates between each of the pound sterling, the Indian rupee, the Australian dollar, the South African rand and the Philippine peso, on the one hand, and the US dollar, on the other hand, have changed substantially in recent years and may fluctuate substantially in the future.

Our exchange rate risk primarily arises from our foreign currency-denominated receivables. Based upon our level of operations for the six months ended September 30, 2024, a sensitivity analysis shows that a 10% appreciation or depreciation in the pound sterling against the US dollar would have increased or decreased revenue by approximately $17.5 million and increased or decreased revenue less repair payments (non-GAAP) by approximately $15.3 million for the six months ended September 30, 2024, a 10% appreciation or depreciation in the Australian dollar against the US dollar would have increased or decreased revenue and revenue less repair payments (non-GAAP) by approximately $4.6 million for the six months ended September 30, 2024, and a 10% appreciation or depreciation in the South African rand against the US dollar would have increased or decreased revenue and revenue less repair payments (non-GAAP) by approximately $0.5 million for the six months ended September 30, 2024. Similarly, a 10% appreciation or depreciation in the Indian rupee against the US dollar would have increased or decreased our expenses incurred and paid in Indian rupee for the six months ended September 30, 2024 by approximately $26.3 million, a 10% appreciation or depreciation in the South African rand against the US dollar would have increased or decreased our expenses incurred and paid in South African rand for the six months ended September 30, 2024 by approximately $3.9 million and a 10% appreciation or depreciation in the Philippine peso against the US dollar would have increased or decreased our expenses incurred and paid in Philippine peso for the six months ended September 30, 2024 by approximately $6.1 million.

To protect against foreign exchange gains or losses on forecasted revenue and inter-company revenue, we have instituted a foreign currency cash flow hedging program. We hedge a part of our forecasted revenue and inter-company revenue denominated in foreign currencies with forward contracts and options.

Interest Rate Risk

Our exposure to interest rate risk arises from our borrowings that have a floating rate of interest, which is linked to various benchmark interest rates, including SOFR and SONIA. We manage this risk by maintaining an appropriate mix of fixed and floating rate borrowings and through the use of interest rate swap contracts. The costs of floating rate borrowings may be affected by fluctuations in the interest rates. As at September 30, 2024, we had not entered into any interest rate swap contract.

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

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our Group Chief Executive Officer and Group Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during the period covered by this quarterly report have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In the course of our normal business activities, various lawsuits, claims and proceedings may be instituted or asserted against us. Although there can be no assurance, we believe that the disposition of matters currently instituted or asserted will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. See “Note 21 — Commitment and Contingencies” of our unaudited consolidated financial statements in Part I of this report for details regarding our tax proceedings.
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
None.
Use of Proceeds
None.

Share Repurchases
During the six months ended September 30, 2024, our shareholders authorized a new share repurchase program for the repurchase of 3,000,000 ordinary shares, at a price range of $10 to $100 per ordinary share. Pursuant to the terms of the repurchase program, our ordinary shares may be purchased in the open market from time to time for 19 months from May 30, 2024, to November 29, 2025. We are not obligated under the repurchase program to repurchase a specific number of ordinary shares, and the repurchase program may be suspended at any time at our discretion. We may fund the repurchases with internal or external sources.
During the three months ended September 30, 2024, we purchased 1,156,269 ordinary shares in the open market for a total consideration of $65.4 million (including transaction costs) under the above-mentioned share repurchase program. We funded the repurchases under the repurchase program with cash on hand.
The table below sets forth the details of shares repurchased for the three months ended September 30, 2024 under the above mentioned share repurchase programs:

Period	No. of shares purchased	Average price paid per share (in $)	Total number of shares purchased as part of publicly announced plans or programs	Approximate US dollar value (in thousands) of shares that may yet be repurchased under the program (assuming purchase price of $100 per share)
July 1 to July 31, 2024	856,269	55.81	856,269	160,000
August 1 to August 31, 2024	300,000	58.84	300,000	130,000
September 1 to September 30, 2024	—	—	—	130,000
Total	1,156,269	56.60	1,156,269	130,000

Item 5. Other Information
(c) Director and Officer Trading Arrangements
During the three months ended September 30, 2024,
no
ne of our directors or officers adopted or terminated a “Rule
10b5-1
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
Date: October 30, 2024

WNS (HOLDINGS) LIMITED

By:	/s/ Arijit Sen
Name:	Arijit Sen
Title:	Group Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Signatory)