Form 10-Q
period 2024-12-31
WNS (HOLDINGS) LTD
filed 2025-02-06
CIK 1356570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form
10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended December 31, 2024
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
of the Exchange Act). Yes ☐ No ☒
As at December 31, 2024, there were 46,232,623 ordinary shares (excluding 2,800,000 treasury shares), par value 10 Jersey pence per share, of the registrant issued and outstanding.

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
 ” or “Indian rupees” are to the legal currency of India, references to “pound sterling” or “£” are to the legal currency of the UK, references to “pence” are to the legal currency of Jersey, Channel Islands, references to “Euro” are to the legal currency of the European Monetary Union, references to “South African rand” or “R” or “ZAR” are to the legal currency of South Africa, references to “A$” or “AUD” or “Australian dollars” are to the legal currency of Australia, references to “CHF” or “Swiss Franc” are to the legal currency of Switzerland, references to “RMB” are to the legal currency of China, references to “LKR” or “Sri Lankan rupees” are to the legal currency of Sri Lanka and references to “PHP” or “Philippine peso” are to the legal currency of the Philippines. Our financial statements are presented in US dollars and prepared in accordance with Generally Accepted Accounting Principles (“US GAAP”), as issued by the Financial Accounting Standards Board (“FASB”), as in effect as at December 31, 2024. To the extent the FASB issues any amendments or any new standards subsequent to December 31, 2024, there may be differences between US GAAP applied to prepare the financial statements included in this report and those that will be applied in our annual financial statements for the year ending March 31, 2025. Unless otherwise indicated, the financial information in this interim report on Form
10-Q
has been prepared in accordance with US GAAP, as issued by the FASB. Unless otherwise indicated, references to “GAAP” in this report are to US GAAP, as issued by the FASB. References to “IFRS” in this report are to International Financial Reporting Standards and its interpretations, as issued by the International Accounting Standards Board (“IASB”).
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
WNS (HOLDINGS) LIMITED
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

		As at
	Notes	December 31, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	5	$101,629	$87,431
Investments		129,519	156,531
Accounts receivable, net	6	124,260	124,570
Unbilled revenue	6	97,995	107,777
Funds held for clients	5	6,906	6,853
Derivative assets	11	7,760	5,847
Contract assets	14	15,445	11,949
Prepaid expense and other current assets		31,973	28,720
Assets held for sale	22	2,860	—

Total current assets		518,347	529,678
Goodwill		350,719	356,350
Other intangible assets, net		114,061	124,369
Property and equipment, net		69,963	73,740
Operating lease right-of-use assets	7	173,208	181,388
Derivative assets	11	2,655	1,914
Deferred tax assets	18	56,235	49,919
Investments		325	313
Contract assets	14	58,826	52,849
Other assets		65,434	63,553

TOTAL ASSETS		$1,409,773	$1,434,073

LIABILITIES AND EQUITY
Current liabilities:
Accounts payables		$24,053	$24,971
Provisions and accrued expenses		34,955	31,180
Derivative liabilities	11	10,515	3,968
Pension and other employee obligations	12	91,996	105,352
Short-term borrowings	9	—	40,000
Current portion of long-term debt	9	56,427	36,675
Contract liabilities	14	17,254	12,902
Income taxes payable	18	6,024	8,302
Operating lease liabilities	7	28,787	28,826
Other liabilities		15,742	19,852

Total current liabilities		285,753	312,028
Derivative liabilities	11	2,551	558
Pension and other employee obligations, less current portion	12	24,194	24,642
Long-term debt, less current portion	9	143,148	102,529
Contract liabilities	14	19,448	12,625
Operating lease liabilities, less current portion	7	153,115	161,054
Other liabilities, less current portion		74	13,897
Deferred tax liabilities	18	18,378	19,432

TOTAL LIABILITIES		$646,661	$646,765

Commitments and contingencies	21
Shareholders’ equity:
Share capital (ordinary shares $0.16 (£0.10) par value, authorized 60,000,000 shares; issued: 46,232,623 shares and 45,684,145 shares; each as at December 31, 2024 and March 31, 2024, respectively)	13	7,420	7,349
Additional paid-in capital		28,028	—
Retained earnings		1,156,213	1,034,388
Other reserves, net		3,587	6,129
Accumulated other comprehensive loss	8	(282,457)	(260,558)

Total shareholder’s equity, including shares held in treasury		912,791	787,308

Less: 2,800,000 shares as at December 31, 2024 and Nil as at March 31, 2024, held in treasury, at cost		(149,679)	—

Total shareholders’ equity		$763,112	$787,308

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$1,409,773	$1,434,073

See accompanying
notes
.

WNS (HOLDINGS) LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data
)

		Three months ended December 31,		Nine months ended December 31,
	Notes	2024	2023	2024	2023

Revenue	14	$332,963	$326,203	$978,685	$986,594
Cost of revenue (1)		216,408	211,857	633,128	639,085

Gross profit		116,555	114,346	345,557	347,509
Operating expenses:
Selling and marketing expenses		20,075	20,334	62,949	59,054
General and administrative expenses		44,444	45,503	135,366	138,869
Foreign exchange (gain)/loss, net		(267)	493	1,124	(429)
Amortization of intangible assets		7,066	8,628	20,992	26,041

Operating income		45,237	39,388	125,126	123,974
Other income, net	16	(17,270)	(4,093)	(29,702)	(34,476)
Interest expense	15	4,654	3,726	14,857	11,457

Income before income taxes		57,853	39,755	139,971	146,993
Income tax expense	18	9,280	(1,782)	20,688	14,050

Net income		$48,573	$41,537	$119,283	$132,943

Earnings per share	19

Basic		$1.12	$0.88	$2.71	$2.80

Diluted		$1.07	$0.85	$2.59	$2.68

Weighted average number of shares used in computing earnings per share	19
Basic		43,403,903	47,124,360	44,096,815	47,509,963
Diluted		45,205,037	49,083,704	46,010,573	49,662,605

(1)	Exclusive of amortization expense
See accompanying
notes
.

WNS (HOLDINGS) LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands, except share and per share data)

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023

Net income	$48,573	$41,537	$119,283	$132,943
Other comprehensive income/(loss), net of taxes
Gain/ (loss) on retirement benefits	11	(287)	456	(1,198)
Foreign currency translation (loss)/gain	(31,397)	12,592	(19,159)	(3,586)
(Losses)/Gains on cash flow hedges	(19)	(756)	(3,196)	2,141

Total other comprehensive (loss)/income, net of taxes	$(31,405)	$11,549	$(21,899)	$(2,643)

Total comprehensive income	$17,168	$53,086	$97,384	$130,300

See accompanying notes.

WNS (HOLDINGS) LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended December 31, 2024 and 2023
(Amounts in thousands)

	Share capital					Treasury shares
	Number	Par value	Additional Paid-in Capital	Retained earnings	Other reserves*	Number	Amount	Accumulated Other Comprehensive Income/(Loss)	Total Equity

Balance as at October 1, 2023	47,518,520	$7,582	$14,457	$1,070,922	$6,533	—	$—	$(266,311)	$833,183
Shares issued for exercised options and RSUs (Refer Note 17)	291,395	37	(37)	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	—	1,000,000	(58,131)	—	(58,131)
Share-based compensation expense (Refer Note 17)	—	—	13,139	—	—	—	—	—	13,139
Transfer from other reserves on utilization	—	—	—	379	(379)	—	—	—	—
Net income	—	—	—	41,537	—	—	—	—	41,537
Other comprehensive loss	—	—	—	—	—	—	—	11,549	11,549

Balance as at December 31, 2023	47,809,915	7,619	27,559	1,112,838	6,154	1,000,000	(58,131)	(254,762)	841,277

WNS (HOLDINGS) LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended December 31, 2024 and 2023
(Amounts in thousands)

	Share capital					Treasury shares
	Number	Par value	Additional Paid-in Capital	Retained earnings	Other reserves*	Number	Amount	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as at October 1, 2024	46,175,746	$7,412	$19,418	$1,107,486	$3,741	2,800,000	$(149,679)	$(251,052)	$737,326
Shares issued for exercised options and RSUs (Refer Note 17)	56,877	8	(8)	—	—	—	—	—	—
Purchase of treasury shares (Refer Note 19)	—	—	—	—	—	—	—	—	—
Share-based compensation expense (Refer Note 17)	—	—	8,618	—	—	—	—	—	8,618
Transfer from other reserves on utilization	—	—	—	154	(154)	—	—	—	—
Net income	—	—	—	48,573	—	—	—	—	48,573
Other comprehensive loss	—	—	—	—	—	—	—	(31,405)	(31,405)

Balance as at December 31, 2024	46,232,623	7,420	28,028	1,156,213	3,587	2,800,000	(149,679)	(282,457)	763,112

WNS (HOLDINGS) LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the nine months ended December 31, 2024 and 2023
(Amounts in thousands)

	Share capital					Treasury shares
	Number	Par value	Additional Paid-in Capital	Retained earnings	Other reserves*	Number	Amount	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as at April 1, 2023	48,360,817	$7,690	$70,437	$979,284	$6,765	—	$—	$(252,119)	$812,057
Shares issued for exercised options and RSUs (Refer Note 17)	549,098	69	(69)	—	—	—	—	—	—
Purchase of treasury shares (Refer Note 13)	—	—	—	—	—	2,100,000	(143,808)	—	(143,808)
Cancellation of treasury shares (Refer Note 13)	(1,100,000)	(140)	(85,537)	—	—	(1,100,000)	85,677	—	—
Share-based compensation expense (Refer Note 17)	—	—	42,728	—	—	—	—	—	42,728
Transfer from other reserves on utilization	—	—	—	611	(611)	—	—	—	—
Net income	—	—	—	132,943	—	—	—	—	132,943
Other comprehensive loss	—	—	—	—	—	—	—	(2,643)	(2,643)

Balance as at December 31, 2023	47,809,915	7,619	27,559	1,112,838	6,154	1,000,000	(58,131)	(254,762)	841,277

WNS (HOLDINGS) LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the nine months ended December 31, 2024 and 2023
(Amounts in thousands)

	Share capital					Treasury shares
	Number	Par value	Additional Paid-in Capital	Retained earnings	Other reserves*	Number	Amount	Accumulated Other Comprehensive Income/(Loss)	Total Equity

Balance as at April 1, 2024	45,684,145	$7,349	$—	$1,034,388	$6,129	—	$—	$(260,558)	$787,308
Shares issued for exercised options and RSUs (Refer Note 17)	548,478	71	(71)	—	—	—	—	—	—
Purchase of treasury shares (Refer Note 13)	—	—	—	—	—	2,800,000	(149,679)	—	(149,679)
Share-based compensation expense (Refer Note 17)	—	—	28,099	—	—	—	—	—	28,099
Transfer from other reserves on utilization	—	—	—	2,542	(2,542)	—	—	—	—
Net income	—	—	—	119,283	—	—	—	—	119,283
Other comprehensive loss	—	—	—	—	—	—	—	(21,899)	(21,899)

Balance as at December 31, 2024	46,232,623	7,420	28,028	1,156,213	3,587	2,800,000	(149,679)	(282,457)	763,112

*
Other reserves include the Special Economic Zone
Re-Investment
Reserve created out of the profits of eligible Special Economic Zones (“SEZ”) units in terms of the provisions of the Indian
Income-tax
Act, 1961. Further, these provisions require the reserve to be utilized by the Company for acquiring new plant and machinery for the purpose of its business (Refer
Note
18).

WNS (HOLDINGS) LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine months ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$119,283	$132,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,978	44,140
Share-based compensation expense	28,099	42,728
Amortization of debt issuance cost	307	281
Allowance for expected credit losses (“ECL”)	971	2
Unrealized foreign currency exchange (gain), net	(1,261)	(1,384)
Income from mutual funds	(7,928)	(7,640)
Fair-value changes on contingent consideration	(18,090)	(21,932)
(Gain)/loss on sale of property and equipment	(86)	(320)
Deferred tax benefit	(7,254)	(22,639)
Unrealized loss/(gain) on derivative instruments	1,613	(1,781)
Reduction in carrying amount of operating lease right- of-use assets	21,820	22,266
Changes in operating assets and liabilities, net of effects of acquisitions:
Account receivables and unbilled revenue	6,977	(17,675)
Other assets	(15,395)	(7,289)
Account payables	(419)	(1,945)
Contract liabilities	11,295	1,518
Other liabilities	(4,170)	(11,149)
Operating lease liabilities	(21,102)	(20,338)
Income taxes payable	(2,871)	9,838

Net cash provided by operating activities	153,767	139,624

Cash flows from investing activities:
Proceeds from working capital adjustment on acquisition of Vuram	—	141
Proceeds from working capital adjustment on acquisition of Smartcube	—	584
Deferred consideration paid towards acquisition of MOLIPS	(51)	247
Payment for property and equipment and intangible Assets	(35,501)	(43,844)
Proceeds from sale of property and equipment	220	400
Investment in fixed deposits	(12,297)	(40,600)
Proceeds from maturity of fixed deposits	19,152	36,974
Mutual funds sold, net (short-term)	25,276	20,846

Net cash provided used in investing activities	(3,201)	(25,252)

Cash flows from financing activities:
Payment for repurchase of shares	(149,679)	(143,753)
Repayment of long-term debt	(38,987)	(29,141)
Proceeds from long-term debt	100,000	—
Contingent consideration paid towards acquisition of Optibuy	—	(2,192)
Contingent consideration paid towards acquisition of The Smart Cube	(2,648)	—
Transaction charges on cancellation of treasury shares	—	(55)
Proceeds from short-term borrowings	62,000	69,597
Repayment of short-term borrowings	(102,000)	(39,700)
Payment of debt issuance cost	(423)	—

Net cash used in financing activities	(131,737)	(145,244)

Effect of exchange rate changes on cash, cash equivalents and restricted cash*	(4,576)	(4,804)
Net change in cash, cash equivalents and restricted cash	14,251	(35,676)
Cash, cash equivalents and restricted cash at the beginning of the period	94,284	137,309

Cash, cash equivalents and restricted cash at the end of the period	$108,535	$101,633

Supplemental cash flow information:
Cash paid for interest	(12,672)	(20,896)
Cash (paid)/refunded for income taxes	(29,851)	(27,144)
Supplemental disclosure of non-cash investing and financing activities:
(i) Liability towards property and equipment and intangible assets purchased on credit	$7,506	$4,288
(ii) Lease liabilities arising from obtaining operating lease right-of-use assets	17,642	21,944

*	Restricted cash represents funds held for clients.
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
The Company’s definite lived intangible assets are amortized over the estimated useful life of the assets on a straight-line basis, as given below.

Asset description	Weighted average amortization period (in months)
Customer contracts	60
Customer relationships	161
Covenant not-to-compete	32
Trade names	36
Technology	94
Software	49
Service mark	Indefinite useful life

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

x.	Concentration of credit risk
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

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

vi.
In November 2024, FASB issued ASU No. 2024-03, Codification Improvements—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires the disclosure of:

•
the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (DD&A) (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e).

•	certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements.

•	a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.

•	the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.
The ASU will be effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The adoption of this ASU will not have a material impact on the Company’s unaudited consolidated financial statements.
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
During the nine months ended December 31, 2024, a contingent consideration of $
2,648
was paid by the Company to the sellers upon achievement of the low end of target revenues and adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) (with certain adjustments) as specified in the acquisition agreement related to the first measurement period. The Company changed the fair value of the remaining contingent consideration with an assumption of a discount rate of
 6.75%.
The change in the fair value of contingent consideration amounting to $
13,716
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
During the nine months ended December 31, 2024, the contingent consideration had an estimated fair value of Nil. The change in the fair value of contingent consideration amounting to $4,374 was credited to consolidated income statement during the nine months ended December 31, 2024 and the same is not expected to be taxable.
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

F-2
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

F-3
1

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

	As at
	December 31,	March 31,
	2024	2024

Cash and bank balances	$64,901	$72,710
Short-term deposits with banks	36,728	14,721
Funds held for clients - Restricted cash	6,906	6,853

Total	$108,535	$94,284

F-3
2

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

6. Accounts receivable and unbilled revenue, net
Account receivables and unbilled revenue consist of the following:

	As at
	December 31, 2024	March 31, 2024
Account receivables and unbilled revenue	$224,271	$233,735
Less: Allowances for ECL	(2,016)	(1,388)

Total	$222,255	$232,347

The movement in the ECL is as follows:

	Three months ended December 31,		Nine months ended December 31,		Year ended March 31,
	2024	2023	2024	2023	2024
Balance at the beginning of the period	$2,132	$1,981	$1,388	$1,945	$1,945
Charged to consolidated statement of income	187	273	887	840	1,080
Write-offs, net of collections	(155)	(713)	(186)	(915)	(1,063)
Reversals	(12)	(306)	(54)	(589)	(589)
Translation adjustment	(136)	74	(19)	28	15

Balance at the end of the period	$2,016	$1,309	$2,016	$1,309	$1,388

F-3
3

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

7. Leases
Supplemental balance sheet information
The following table sets forth the details of the operating lease liabilities:

	As at
	December 31, 2024	March 31, 2024

Operating lease
Operating lease right-of-use-asset	$173,208	$181,388
Operating lease liabilities - Current	$28,787	$28,826
Operating lease liabilities - Non current	153,115	161,054

Total operating lease liabilities	$181,902	$189,880

The components of lease cost for operating leases for three and nine months ended December 31, 2024 and 2023 are summarized below:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023

Operating lease cost	$11,377	$10,937	$33,502	$33,164
Short-term lease cost	361	112	566	300
Variable lease cost	823	718	2,629	2,133

Total lease cost	$12,561	$11,767	$36,697	$35,597

Other information relating to operating lease is summarized below:

	Nine months ended December 31,
	2024	2023

Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	$32,794	$31,921
Right-of-use asset obtained in exchange of lease liabilities-net	17,642	21,944
Weighted average remaining lease term (in years)	6.81	6.64
Weighted average discount rate	9.20	8.54

F-3
4

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The Company continued to evaluate its delivery center and office facility leases to determine where it can exit or consolidate its use, as a result the Company entered and surrendered certain operating leases resulting in increase of its lease liabilities by $22,954 and $23,742 and a decrease of its lease liabilities by $5,312 and $1,798 during the nine months ended December 31, 2024 and December 31, 2023 with a corresponding adjustment to ROU assets.
As at December 31, 2024 and March 31, 2024 we have additional operating leases, primarily for delivery centers, that have not yet commenced of $76,358 and $52,292. These operating leases will commence between fiscal year 2025 and fiscal year 2026 with lease terms of 5 years to 15 years.
The table below reconciles the undiscounted cash flows for the Company’s operating leases as at December 31, 2024 to the operating lease liabilities recorded on the Company’s consolidated balance sheets:

Period range	Operating lease

Jan 1, 2025 to March 31, 2025	$10,336
2026	43,537
2027	35,897
2028	35,351
2029	28,197
Thereafter	88,569

Total lease payments	$241,887

Less: imputed interest	$59,985

Total operating lease liabilities	$181,902

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
5

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

8. Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss) (“AOCI”) consists of actuarial gain/(loss) on retirement benefits and cumulative translation adjustments. In addition, the Company enters into forward and option contracts, which are designated as cash flow hedges, in accordance with ASC Topic 815, Derivatives and Hedging. Cumulative changes in the fair values of cash flow hedges are recognized in AOCI on the Company’s consolidated balance sheets. The fair value changes are reclassified from AOCI to consolidated statements of income upon settlement of foreign currency forward and option contracts designated as cash flow hedges of a forecast transaction. The following table sets forth the changes in AOCI during the nine months ended December 31, 2024 and 2023.

	Currency translation adjustments	Unrealized gain/(loss) on cash flow hedges	Retirement benefits	Total
Balance as at April 1, 2024	$(256,977)	$(42)	$(3,539)	$(260,558)
(Losses) / gains recognized during the period	(19,159)	(6,407)	242	(25,324)
Reclassification to net income	—	2,725	308	3,033
Income tax effects	—	486	(94)	392

Accumulated other comprehensive loss as at December 31, 2024	(276,136)	(3,238)	(3,083)	(282,457)

Balance as at April 1, 2023	$(246,570)	$(3,721)	$(1,827)	$(252,118)
(Losses) recognized during the period	(3,585)	(1,254)	(1,531)	(6,370)
Reclassification to net income	—	4,174	12	4,186
Income tax effects	—	(780)	321	(459)

Accumulated other comprehensive loss as at December 31, 2023	(250,155)	(1,581)	(3,025)	(254,761)

F-3
6

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

9. Loans and borrowings
Long-term debt
The long-term loans and borrowings consist of the following:

			As at
Currency	Interest rate	Final maturity (financial year)	December 31, 2024	March 31, 2024

US dollars	SOFR + 1.20%	2028	48,000	$56,000
US dollars	SOFR + 1.15%	2030	90,000	—
Sterling Pound	SONIA + 1.25%	2028	62,317	83,830

Total			200,317	139,830

Less: Debt issuance cost			(742)	(626)
Total			199,575	139,204

Current portion of long-term debt			$56,427	$36,675
Long-term debt			$143,148	$102,529
In July 2022, the Company obtained a term loan facility of $80,000 from The Hongkong and Shanghai Banking Corporation Limited, Hong Kong and Citibank N.A., Hong Kong Branch for general corporate purposes. The loan bears interest at a rate equivalent to the secured overnight financing rate (“SOFR”) plus a margin of 1.20% per annum. The Company has pledged its shares of WNS (Mauritius) Limited as security for the loan. The facility agreement for the term loan contains certain financial covenants as defined in the facility agreement. This term loan is repayable in 10 semi-annual instalments of $8,000 each. On
January 9, 2023, July 11, 2023, January 11, 2024, July 11, 2024 and January 14, 2025 the
Company made a scheduled repayment of $8,000 each. As at December 31, 2024, the Company had complied with the financial covenants in all material respects in relation to this loan facility.
In December 2022, the Company obtained a term loan facility of £83,000 ($103,862 based on the exchange rate on December 31, 2024) from The Hongkong and Shanghai Banking Corporation Limited, Hong Kong and Citibank N.A., UK Branch to acquire The Smart Cube. The loan bears interest at a rate equivalent to the Sterling overnight index average (“SONIA”) plus a margin of 1.25% per annum. The Company has pledged its shares of WNS (Mauritius) Limited as security for the loan. The facility agreement for the term loan contains certain financial covenants as defined in the facility agreement. This term loan is repayable in 10 semi-annual instalments of £8,300 each. On
June 16, 2023, December 18, 2023, June 18, 2024 and December 19, 2024 the
Company made a scheduled repayment of £8,300 each. As at December 31, 2024, the Company had complied with the financial covenants in all material.
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
On December 9, 2024 the Company made a scheduled repayment of $10,000. As at December 31, 2024, the
Company had complied with the financial covenants in all material respects in relation to this loan facility.

F-3
7

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Expected payments for all of the Company’s long term-debt as at December 31, 2024 is as follows:

Amount
January 1, 2025 to March 31, 2025	$8,000
2026	56,773
2027	56,772
2028	48,772
2029	20,000
2030	10,000

Total	$200,317

Short-term lines of credit
The Company’s Indian subsidiary, WNS Global Services Private Limited (“WNS Global”), has unsecured lines of credit with banks amounting to $62,952 (based on the exchange rate on December 31, 2024). The Company has established a line of credit in the UK amounting to $17,519 (based on the exchange rate on December 31, 2024). The Company has established a line of credit in North America amounting to $40,000. The Company has also established a line of credit in the Philippines amounting to $15,000. Further, the Company has also established a line of credit in South Africa amounting to $1,590 (based on the exchange rate December 31, 2024).
As at December 31, 2024, no amounts were drawn under these lines of credit.

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
The assets and liabilities measured at fair value on a recurring basis as at December 31, 2024 are as follows:

		Fair value measurement at reporting date using
Description	December 31, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Foreign exchange contracts	$10,415	$—	$10,415	$—
Investments in mutual funds	125,318	125,005	313	—

Total assets	$135,733	$125,005	$10,728	$—

Liabilities
Foreign exchange contracts	$13,066	$—	$13,066	$—
Contingent consideration	709	—	—	709
Others	3,068	—	—	3,068

Total liabilities	$16,843	$—	$13,066	$3,777

F-3
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
During the nine months ended December 31, 2024, there was a change in the estimated fair value of contingent consideration liability for OptiBuy to Nil and for The Smart Cube to $709 with a discount rate of 6.75%.
The fair value is estimated using the discounted cash flow approach, which involves assumptions and judgments regarding risk characteristics of the instruments, discount rates, future cash flows, foreign exchange spot, forward premium rates and market rates of interest.
The movement in contingent consideration categorized under Level 3 fair value measurement is given below:

	As at
	December 31, 2024	March 31, 2024
Balance at the beginning of the Period	$20,510	$42,256
Interest expense recognized in the consolidated statement of income	724	1,044
Gain recognized in the consolidated statement of income (Refer Note 4(a), 4(b), 4(c))	(18,090)	(22,470)
Payouts	(2,648)	—
Translation	213	(320)

Balance at the end of the period	$709	$20,510

During the nine months ended December 31, 2024 and the year ended March 31, 2024, there were no transfers between Level 1 and Level 2 fair value measurements, and no transfers into and out of Level 3 fair value measurements.

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
The following table presents the notional values of outstanding foreign exchange forward contracts and foreign exchange option contracts:

	As at
	December 31, 2024	March 31, 2024

Forward contracts (Sell)
In US dollars	$572,514	$444,560
In Pound Sterling	185,814	130,248
In Euro	34,539	38,201
In Australian dollars	53,347	36,202
Others	23,033	22,589

	$869,247	$671,800

Option contracts (Sell)
In US dollars	$303,637	$297,823
In Pound Sterling	129,615	116,356
In Euro	40,662	45,822
In Australian dollars	57,435	41,114

	$531,349	$501,115

F-4
1

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The following table sets forth the fair value of the foreign exchange forward contracts and foreign exchange option contracts and their location on the consolidated balance sheets:

	Derivatives in cash flow hedging relationships		Derivatives not designated as hedging instruments
	As at		As at
	December 31, 2024	March 31, 2024	December 31, 2024	March 31, 2024
Assets:
Derivative assets	$8,799	$7,201	$1,615	$560
Liabilities:
Derivative liabilities	$9,315	$3,373	$3,751	$1,153

	$(516)	$3,828	$(2,136)	$(593)

The amount of gain/ (loss) reclassified from other comprehensive income into consolidated statement of income in respective line items for the three and nine months ended December 31, 2024, and 2023 are as follows:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Revenue	$(209)	$(1,112)	$(2,402)	$(4,174)
Foreign exchange gain/(loss), net	8	—	(323)	—
Income tax related to amounts reclassified into consolidated statement of income	(68)	340	283	939

Total	$(269)	$(772)	$(2,442)	$(3,235)

F-4
2

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The following table sets forth the effect of foreign exchange forward contracts and foreign exchange option contracts on AOCI and the consolidated statement of income:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Derivative financial instruments:
Unrealized gain/(loss) recognized in OCI
Derivatives in cash flow hedging relationships	$(108)	$(1,483)	$(2,392)	$(1,221)

Gain/(loss) recognized in consolidated statements of income
Derivatives not designated as hedging instruments	(4,907)	1,757	(4,815)	(2,767)

Total	$(5,015)	$274	$(7,207)	$(3,988)

As at December 31, 2024, a loss amounting to $1,736 net, excluding tax effects, included in AOCI, on account of cash flow hedges in relation to forward and option contracts entered is expected to be reclassified from other comprehensive income into the consolidated statement of income over a period of 12 months. As at December 31, 2024, the maximum outstanding term of the cash flow hedges was approximately 24 months.
Due to the discontinuation of cash flow hedge accounting on account of non-occurrence
of original forecasted transactions by the end of the originally specified time period, the Company recognized in the consolidated statement of income a gain of
$
8
and a loss of $
323
for three and nine months ended December 31, 2024, respectively, and a loss of
Nil
and a loss of
Nil
for three and nine months ended December 31, 2023, respectively.
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
3

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Financial assets and liabilities subject to offsetting, enforceable master netting arrangements or similar agreements as at December 31, 2024 are as follows:

Description of types of financial assets	Gross amounts of recognized financial assets	Gross amounts of recognized financial liabilities offset in the statement of financial position	Net amounts of financial assets presented in the statement of financial position	Related amount not set off in financial instruments		Net Amount
				Financial Instruments	Cash collateral received

Derivative assets	$10,415	$—	$10,415	$(7,418)	$—	$2,997

Total	$10,415	$—	$10,415	$(7,418)	$—	$2,997

Description of types of financial liabilities	Gross amounts of recognized financial liabilities	Gross amounts of recognized financial assets offset in the statement of financial position	Net amounts of financial liabilities presented in the statement of financial position	Related amount not set off in financial instruments		Net Amount
				Financial Instruments	Cash collateral pledged
Derivative liabilities	$13,066	$—	$13,066	$(7,418)	$—	$5,648

Total	$13,066	$—	$13,066	$(7,418)	$—	$5,648

F-4
4

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Financial assets and liabilities subject to offsetting, enforceable master netting arrangements or similar agreements as at March 31, 2024 are as follows:

Description of types of financial assets	Gross amounts of recognized financial assets	Gross amounts of recognized financial liabilities offset in the statement of financial position	Net amounts of financial assets presented in the statement of financial position	Related amount not set off in financial instruments		Net Amount
				Financial Instruments	Cash collateral received
Derivative assets	$7,761	$—	$7,761	$(3,708)	$—	$4,053

Total	$7,761	$—	$7,761	$(3,708)	$—	$4,053

Description of types of financial liabilities	Gross amounts of recognized financial liabilities	Gross amounts of recognized financial assets offset in the statement of financial position	Net amounts of financial liabilities presented in the statement of financial position	Related amount not set off in financial instruments		Net Amount
				Financial instruments	Cash collateral pledged
Derivative liabilities	$4,526	$—	$4,526	$(3,708)	$—	$818

Total	$4,526	$—	$4,526	$(3,708)	$—	$818

F-4
5

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

12. Pension and other employee obligations
Pension and other employee obligations consist of the following:

	As at
	December 31, 2024	March 31, 2024

Current:
Salaries and bonus	$80,503	$93,764
Pension	1,158	944
Withholding taxes on salary and statutory payables	10,335	10,644

Total	$91,996	$105,352

Non-current:
Pension and other obligations	$24,194	$24,642

Total	$24,194	$24,642

Employee benefit costs consist of the following:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023

Salaries and bonus	$187,871	$186,891	$555,271	$565,963
Employee benefit plans:
Defined contribution plan	4,963	4,722	15,305	14,505
Defined benefit plan	932	709	2,813	2,278
Share-based compensation expense (Refer Note 17)	8,618	13,139	28,099	42,728

Total	$202,384	$205,461	$601,488	$625,474

F-4
6

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Defined benefit plan
The components of net periodic cost recognized in consolidated statements of income are as follows:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Service cost	$932	$709	$2,813	$2,278
Interest cost	398	326	1,201	1002
Expected return on plan assets	(51)	(49)	(152)	(151)
Amortization of prior service credit	(7)	(5)	(20)	(17)
Amortization of actuarial loss, gross of tax	109	9	328	29

Net gratuity cost	$1,381	$990	$4,170	$3,141

Components of retirement benefits in accumulated other comprehensive income (loss) as at December 31, 2024 and March 31, 2024 are as follows:

	As at
	December 31, 2024	March 31, 2024

Net actuarial (gain) /loss	$4,240	$4,698
Net prior service cost/(credit)	(162)	(71)
Accumulated Other comprehensive income/(loss), excluding tax effects	$4,078	$4,627

F-4
7

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

13. Share capital
As at December 31, 2024, the authorized share capital was £6,100 divided into 60,000,000 ordinary shares of 10 pence each and 1,000,000 preferred shares of 10 pence each. The Company had 46,232,623 ordinary shares outstanding (excluding 2,800,000 treasury shares) as at December 31, 2024. There were no preferred shares outstanding as at December 31, 2024.
As at March 31, 2024, the authorized share capital was £6,100 divided into 60,000,000 ordinary shares of 10 pence each and 1,000,000 preferred shares of 10 pence each. The Company had 45,684,145 ordinary shares outstanding as at Marche 31, 2024. There were no preferred shares outstanding as at March 31, 2024.
Treasury shares
During the nine months ended December 31, 2024, the shareholders of the Company authorized the repurchase of 1,100,000 of the Company’s ordinary shares, at a price range of $10 to $77 per ordinary share. Pursuant to the terms of the repurchase program, the Company’s ordinary shares may be purchased in the open market from time to time for 10 months from May 30, 2024 to March 31, 2025. The Company is not obligated under the repurchase program to repurchase a specific number of ordinary shares, and the repurchase program may be suspended at any time at the Company’s discretion. The Company may fund the repurchases with internal or external sources.
During the nine months ended December 31, 2024, the Company purchased 1,100,000 ordinary shares in the open market for a total consideration of $56,232 (including transaction costs of $11) under the above-mentioned share repurchase program. The Company funded the repurchases under the repurchase program with cash on hand.
During the nine months ended December 31, 2024, the shareholders of the Company authorized a new share repurchase program for the repurchase of 3,000,000 of the Company’s ordinary shares, at a price range of $10 to $100 per ordinary share. Pursuant to the terms of the repurchase program, the Company’s ordinary shares may be purchased in the open market from time to time for 19 months from May 30, 2024 to November 29, 2025. The Company is not obligated under the repurchase program to repurchase a specific number of ordinary shares, and the repurchase program may be suspended at any time at the Company’s discretion. The Company may fund the repurchases with internal or external sources.
During the nine months ended December 31, 2024, the Company purchased 1,700,000 ordinary shares in the open market for a total consideration of $93,447 (including transaction costs of $17) under the above-mentioned share repurchase program. The Company funded the repurchases under the repurchase program with cash on hand.

F-4
8

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

14. Revenue
Disaggregation of revenue
In the following tables, revenue is disaggregated by service type, major industries serviced, contract type and geography.
Revenue by service type

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Industry-specific	$144,507	$133,404	$417,969	$398,306
Finance and accounting	67,179	69,298	198,652	215,934
Customer experience services	62,695	65,401	185,818	199,648
Research and analytics	41,624	41,198	125,245	121,783
Others	16,958	16,902	51,001	50,923

Total	$332,963	$326,203	$978,685	$986,594

Revenue by industry

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Insurance	$102,796	$89,238	$287,539	$266,560
Travel and leisure	40,341	51,131	126,298	163,187
Healthcare	34,321	44,244	110,576	134,595
Diversified businesses including manufacturing, retail, CPG, media and entertainment, and telecom	44,922	44,438	133,755	141,558
Shipping and logistics	27,213	24,855	78,505	74,885
Banking and financial services	32,060	28,179	91,972	78,205
Hi-tech and professional services	23,693	23,280	73,097	71,541
Utilities	27,617	20,838	76,943	56,063

Total	$332,963	$326,203	$978,685	$986,594

F-4
9

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Revenue by contract type

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Full-time-equivalent	$244,081	$232,760	$720,839	$699,048
Transaction	50,948	46,229	148,556	138,744
Subscription	2,874	16,287	21,422	51,606
Fixed price	27,213	16,489	61,023	51,310
Others	7,847	14,438	26,845	45,886

Total	$332,963	$326,203	$978,685	$986,594

Revenue by geography
Refer Note 20 — External revenue.

F-
50

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Contract balances
Contract assets
The movement in contract assets during the nine months ended December 31, 2024 is as follows:

	As at December 31, 2024
	Sales Commission	Transition activities	Upfront payment / Others	Total
Opening balance	$11,227	$44,137	$9,434	$64,798
Additions during the period	3,735	9,350	9,426	22,511
Amortization during the period	(2,338)	(5,678)	(3,844)	(11,860)
Impairment loss recognized during the period	(202)	—	—	(202)
Translation adjustments	(94)	(859)	(23)	(976)

Closing balance	$12,328	$46,950	$14,993	$74,271

The movement in contract assets during the year ended March 31, 2024 is as follows:

	As at March 31, 2024
	Sales Commission	Transition activities	Upfront payment / Others	Total
Opening balance	$13,415	$41,905	$11,922	$67,242
Additions during the period	1,249	10,178	7,199	18,626
Amortization during the period	(2,856)	(7,657)	(9,820)	(20,333)
Impairment loss recognized during the period	(655)	—	—	(655)
Translation adjustments	74	(289)	133	(82)

Closing balance	$11,227	$44,137	$9,434	$64,798

F-5
1

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Contract liabilities
Contract liabilities consist of the following:

	As at
	December 31, 2024	March 31, 2024
Current:
Payments in advance of services	$8,982	$6,215
Advance billings	8,149	6,659
Others	123	28

Total	$17,254	$12,902

Non-current:
Payments in advance of services	$15,031	$11,495
Advance billings	4,390	1,104
Others	27	26

Total	$19,448	$12,625

Revenue recognized during the three and nine months ended December 31, 2024 and December 31, 2023, which was included in the contract liabilities balance at the beginning of the respective periods, is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Payments in advance of services	$1,510	$2,526	$5,033	$6,972
Advance billings	757	1,050	5,830	5,507
Others	1	7	46	318

Total	$2,268	$3,583	$10,909	$12,797

F-5
2

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The estimated revenue expected to be recognized in the future relating to remaining
performance obligations as at December 31, 2024 and March 31, 2024 is as follows:

	As at December 31, 2024
	Less than 1 Year	1-2 years	2-5 years	More than 5 years	Total
Transaction price allocated to remaining performance obligations	$1,938	$962	$137	$—	$3,037

	As at March 31, 2024
	Less than 1 Year	1-2 years	2-5 years	More than 5 years	Total
Transaction price allocated to remaining performance obligations	$1,149	$1,015	$291	$—	$2,455
The Company does not disclose the value of unsatisfied
performance
obligations for:

(i)	contracts with an original expected length of one year or less; and

(ii)	contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.
15. Interest expense
Interest expense consists of the following:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023

Interest expense	$4,256	$3,393	$13,656	$10,448
Others	398	333	1,201	1,009

Total	$4,654	$3,726	$14,857	$11,457

F-5
3

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

16. Other income, net
Other income, net consists of the following:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Net gain arising on financial assets	$2,335	$2,673	$7,928	$7,640
Interest income	654	554	1,746	2,876
Changes in FV of contingent consideration	13,716	—	18,090	21,932
Others, net	565	866	1,938	2,028

Total	$17,270	$4,093	$29,702	$34,476

17. Share-based payments
The Company has two share-based incentive plans: the 2006 Incentive Award Plan adopted on June 1, 2006, as amended and restated in February 2009, September 2011 and September 2013 (which has expired) the “2006 Incentive Award Plan”, and the 2016 Incentive Award Plan effective from September 27, 2016, as amended and restated in September 2018 (the “2016 Incentive Award Plan”) (collectively referred to as the “Plans”). All the Plans are equity settled. Under the Plans, share-based options and RSUs may be granted to eligible participants. Options are generally granted for a term of ten years. Options and RSUs have a graded requisite service period of up to four years. The Company settles employee share-based options and RSU exercises with newly issued ordinary shares. As at December 31, 2024, the Company had 1,170,887 ordinary shares available for future grants.
Share-based compensation expense during the three and nine months ended December 31, 2024 and 2023 is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Share-based compensation expense	$8,618	$13,139	$28,099	$42,728

Income tax benefit (including excess tax benefit) related to share-based compensation expense	2,810	2,318	5,969	9,020
During the nine months ended December 31, 2024, the Company modified the terms of certain unvested RSUs to vest immediately, which would have lapsed on account of non-achievement
of market and
non-market
conditions. The Company identified it as Type III modification and the incremental compensation cost amounted to $1,899 recognized immediately in the consolidated statement of income.
Upon the exercise of share-based options and RSUs, the Company issued 56,877 and 291,395 shares for the three months ended December 31, 2024 and 2023, respectively, and 548,478 and 549,099 shares for the nine months ended December 31, 2024 and 2023, respectively.

F-5
4

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

18. Income taxes
The domestic and foreign source component of income/(loss) before income taxes is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Domestic	$(4,089)	$(4,071)	$(13,683)	$(11,934)
Foreign	61,942	43,826	153,655	158,927

Profit before income taxes	$57,853	$39,755	$139,972	$146,993

The Company’s income tax expense/(benefit) consists of the following:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Current taxes
Domestic taxes	$—	$—	$—	$—
Foreign taxes	9,984	10,425	27,942	36,689

	$9,984	$10,425	$27,942	$36,689

Deferred taxes
Domestic taxes	—	—	—	—
Foreign taxes	(704)	(12,207)	(7,254)	(22,639)

	(704)	(12,207)	(7,254)	(22,639)

Income tax expense	$9,280	$(1,782)	$20,688	$14,050

Domestic taxes are Nil as the corporate rate of tax applicable to companies in Jersey, Channel Islands is 0%. Foreign taxes are based on applicable tax rates in each subsidiary’s jurisdiction.
In fiscal 2025, we operated from various delivery centers in the Philippines which commenced operations from fiscal 2018 to fiscal 2025 and are eligible for tax exemption benefits expiring between fiscal 2025 and fiscal 2029. Following the expiry of the tax benefits, income generated by our Philippines subsidiary, WNS Global Services Philippines Inc., will be taxed at the prevailing special tax rate, which is currently 5.0% on
gross profit. From January 1, 2020, our subsidiary in Sri Lanka is eligible to claim income tax exemption with respect to the profits earned from export revenue.

F-5
5

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

If the income tax exemptions described above were not available, the additional income tax expense at the respective statutory rates in Sri Lanka and Philippines would have been approximately $5,917, $10,265 for the nine months ended December 31, 2024 and the year ended March 31, 2024 respectively. Such additional tax would have decreased the basic and diluted earnings per share for the nine months ended December 31, 2024 by $0.13 and $0.13, respectively ($0.15 and $0.14 respectively for the nine months ended December 31, 2023).
Income taxes recognized in other comprehensive income are as follows:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Current taxes	$—	$—	$—	$—
Deferred taxes:
Unrealized (loss)/gain on cash flow hedging derivatives	158	(804)	(486)	780
Retirement benefits	4	(69)	93	(321)

Total income tax (benefit)/ expense recognized directly in other comprehensive income	162	(873)	(393)	459

From time to time, the Company receives orders of assessment from the Indian tax authorities assessing additional taxable income on the Company and/or its subsidiaries in connection with their review of their tax returns. The Company currently has orders of assessment outstanding for various years through fiscal 202
1
, which assess additional taxable income that could in the aggregate give rise to an estimated $3,534 in additional taxes, including interest of $606. These orders of assessment allege that the transfer pricing the Company applied to certain of the international transactions between WNS Global and its other wholly-owned subsidiaries were not on arm’s length terms, disallow a tax holiday benefit claimed by the Company, deny the set off of brought forward business losses and unabsorbed depreciation and disallow certain expenses claimed as tax deductible by WNS Global. The Company has appealed against these orders of assessment before higher appellate authorities.
In addition, the Company has orders of assessment pertaining to similar issues that have been decided in favor of the Company by appellate authorities, vacating the tax demands of $77,604 in additional taxes, including interest of $27,097. The income tax authorities have filed or may file appeals against these orders at higher appellate authorities.

F-5
6

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The following table summarizes the activities related to the Company’s unrecognized tax benefits for uncertain tax positions

	As at
	December 31, 2024	December 31, 2023

Opening Balance	$9,284	$9,942
Increase/(Decrease) related to prior period tax positions	—	(511)
Translation adjustments	(241)	(147)

Closing Balance	$9,043	$9,284

The unrecognized tax benefit as at December 31, 2024 of $9,043, if recognized would impact the effective tax rate.
Uncertain tax positions are reflected at the amount likely to be paid to the taxation authorities. A liability is recognized in connection with each item that is not probable of being sustained on examination by taxing authority. The liability is measured using single best estimate of the most likely outcome for each position taken in the tax return. Thus, the provision would be the aggregate liability in connection with all uncertain tax positions. As at December 31, 2024, the Company had provided a tax reserve of $9,043 (March 31, 2024: $9,284) primarily on account of the Indian tax authorities’ denying the set off of brought forward business losses and unabsorbed depreciation.
As at December 31, 2024, corporate tax returns for years ended 202
2
and onward remain subject to examination by tax authorities in India.

F-5
7

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Based on the facts of these cases, the nature of the tax authorities’ disallowances and the orders from appellate authorities deciding similar issues in favor of the Company in respect of assessment orders for earlier fiscal years and after consultation with the Company’s external tax advisors, the Company believes these orders are unlikely to be sustained at the higher appellate authorities. The Company has deposited $10,559 (March 31, 2024: $10,840) of the disputed amounts with the tax authorities and may be required to deposit the remaining portion of the disputed amounts with the tax authorities pending final resolution of the respective matters.
In addition, the Company currently has orders of assessment outstanding for various years pertaining to the pre-acquisition
period of Smart Cube India Private Limited acquired in fiscal 2023, which assess additional taxable income that could in the aggregate give rise to an estimated $909 in additional taxes, including interest of $535. These orders of assessment allege that the tax holiday benefit claimed by Smart Cube India Private Limited should be disallowed. Smart Cube India Private Limited has appealed against these orders of assessment before higher appellate authorities.
In 2016, we also received an assessment order from the Sri Lankan Tax Authority, demanding payment of LKR25.2 million ($86 based on the exchange rate on December 31, 2024) in connection with the review of our tax return for fiscal year 2012. The assessment order challenges the tax exemption that we have claimed for export business. We have filed an appeal against the assessment order with the Sri Lankan Supreme Court in this regard. Based on consultations with our tax advisors, we believe this order of assessment will more likely than not be vacated in our favour.
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

F-5
8

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

19. Earnings per share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023

Numerator:
Net income	$48,573	$41,537	$119,283	$132,943
Denominator:
Basic weighted average number of shares outstanding	43,403,903	47,124,360	44,096,815	47,509,963
Dilutive impact of equivalent share-based options and RSUs	1,801,134	1,959,344	1,913,758	2,152,642
Diluted weighted average number of shares outstanding	45,205,037	49,083,704	46,010,573	49,662,605
Earnings per share
Basic	1.12	0.88	2.71	2.80
Diluted	1.07	0.85	2.59	2.68
Weighted average potentially dilutive shares considered anti- dilutive and not included in computing diluted earnings per share	2,725	87,617	72,901	29,206
The computation of earnings per ordinary share (“EPS”) was determined by dividing net income by the weighted average number of shares outstanding during the respective periods.

F-5
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

F-
60

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The segment results for the three months ended December 31, 2024 are as follows:

	TSLU	MRHP	HCLS	BFSI	Reconciling item (3)	Total
Revenue from external customers
Segment Revenue	$96,893	$77,319	$31,865	$133,604	$(6,718)	$332,963
Payments to repair centers	—	—	—	13,863	—	13,863

Revenue less repair payments (non-GAAP)	96,893	77,319	31,865	119,741	(6,718)	319,100
Adjusted cost of revenue (1) (2)	56,290	42,905	22,064	76,922	3,487	201,668

Segment gross profit	40,603	34,414	9,801	42,819	(10,205)	117,432
Other costs						56,511
Other income, net						(17,270)
Interest expense						4,654
Amortization of intangible assets						7,066
Share-based compensation expense						8,618
Income- tax expense						9,280

Net income						$48,573

(1)	Excludes share-based compensation expense.
(2)	Adjusted cost of revenue under reconciling items includes inter and intra segment eliminations and unallocated expenses.
(3)	Revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations.
No client individually accounted for 10% or more of the total revenue during the three months ended December 31, 2024.

F-6
1

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The segment results for the three months ended December 31, 2023 are as follows:

	TSLU	MRHP	HCLS	BFSI	Reconciling item (3)	Total
Revenue from external customers
Segment Revenue	$99,851	$76,298	$41,420	$115,948	$(7,314)	$326,203
Payments to repair centers	—	—	—	10,294	—	10,294

Revenue less repair payments (non-GAAP)	99,851	76,298	41,420	105,654	(7,314)	315,909
Adjusted cost of revenue (1) (2)	58,953	43,198	28,733	63,800	4,384	199,068

Segment gross profit	40,898	33,100	12,687	41,854	(11,698)	116,841
Other costs						55,686
Other income, net						(4,093)
Interest expense						3726
Amortization of intangible assets						8,628
Share-based compensation expense						13,139
Income- tax expense						(1,782)

Net income						$41,537

(1)	Excludes share-based compensation expense.
(2)	Adjusted cost of revenue under reconciling items includes inter and intra segment eliminations and unallocated expenses.
(3)	Revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations.
No client individually accounted for 10% or more of the total revenue during the three months ended December 31, 2023.

F-6
2

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The segment results for the nine months ended December 31, 202
4
 are as follows:

	TSLU	MRHP	HCLS	BFSI	Reconciling item (3)	Total
Revenue from external customers
Segment Revenue	$288,039	$232,951	$103,104	$376,131	$(21,540)	$978,685
Payments to repair centers	—	—	—	36,460	—	36,460

Revenue less repair payments (non-GAAP)	288,039	232,951	103,104	339,671	(21,540)	942,225
Adjusted cost of revenue (1) (2)	170,269	128,354	70,303	214,285	11,343	594,555

Segment gross profit	117,770	104,597	32,800	125,386	(32,883)	347,670
Other costs						173,453
Other income, net						(29,702)
Interest expense						14,857
Amortization of intangible assets						20,992
Share-based compensation expense						28,099
Income- tax expense						20,688

Net income						$119,283

(1)	Excludes share-based compensation expense.
(2)	Adjusted cost of revenue under reconciling items includes inter and intra segment eliminations and unallocated expenses.
(3)	Revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations.
No client individually accounted for 10% or more of the total revenue during the nine months ended December 31, 2024.

F-6
3

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The segment results for the nine months ended December 31, 2023 are as follows:

	TSLU	MRHP	HCLS	BFSI	Reconciling item (3)	Total
Revenue from external customers
Segment Revenue	$304,801	$238,243	$125,678	$340,446	$(22,574)	$986,594
Payments to repair centers	—	—	—	28,221	—	28,221

Revenue less repair payments (non-GAAP)	304,801	238,243	125,678	312,225	(22,574)	958,373
Adjusted cost of revenue (1) (2)	178,050	139,267	86,827	191,628	6,981	602,753

Segment gross profit	126,751	98,976	38,851	120,597	(29,555)	355,620
Other costs						162,877
Other income, net						(34,476)
Interest expense						11,457
Amortization of intangible assets						26,041
Share-based compensation expense						42,728
Income- tax expense						14,050

Net income						$132,943

(1)	Excludes share-based compensation expense.
(2)	Adjusted cost of revenue under reconciling items includes inter and intra segment eliminations and unallocated expenses.
(3)	Revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations.
No client individually accounted for 10% or more of the total revenue during the nine months ended December 31, 2023.

F-6
4

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

External revenue
Revenues from the geographic segments are based on domicile of the customer. The Company’s external revenue by geographic area is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Jersey, Channel Islands	$—	$—	$—	$—
North America (primarily the US)	148,545	149,062	434,804	464,960
UK	97,568	95,295	292,107	277,155
Australia	28,992	21,357	80,144	63,610
Europe (excluding the UK)	24,796	27,286	74,514	82,411
South Africa	2,908	3,436	8,988	10,435
Rest of world	30,154	29,767	88,128	88,023

Total	$332,963	$326,203	$978,685	$986,594

The Company’s long-lived
assets
by geographic area, which consist of property and equipment and right-of-use
assets, are as follows:

	As at
	December 31, 2024	March 31, 2024
Jersey, Channel Islands	$—	$—
India	117,225	130,481
Philippines	55,247	63,881
South Africa	37,895	31,257
North America	11,113	15,649
UK	6,841	2,135
Rest of the world	14,850	11,725

Total	$243,171	$255,128

F-6
5

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

21. Commitment and contingencies
Capital commitments
As at December 31, 2024 and March 31, 2024, the Company had committed to spend approximately $11,085 and $8,022, respectively, under agreements to purchase property and equipment and software. These amounts are net of capital advances paid in respect of these purchases.
Bank guarantees
Certain subsidiaries of the Company hold bank guarantees aggregating $1,786 and $896 as at December 31, 2024 and March 31, 2024, respectively. These guarantees have a remaining expiry term ranging from one
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
Others
From time to time, the Company receives orders of assessment from the VAT, service tax and GST authorities, demanding payment of $11,936 towards VAT, service tax and GST for the period April 1, 2014 to March 31, 202
3
. The tax authorities have rejected input tax credit on certain types of input services. Based on consultations with the Company’s tax advisors, the Company believes these orders of assessments will more likely than not be vacated by the higher appellate authorities and the Company intends to dispute the orders of assessment.
No assurance can be given, however, that we will prevail in our tax disputes. If we do not prevail, payment of additional taxes, interest and penalties may adversely affect our results of operations, financial condition and cash flows. There can also be no assurance that we will not receive similar or additional orders of assessment in the future.
22. Assets held for sale
Assets held for sale include the net book value of assets the Company sold during the fourth quarter of 2025. Long-lived assets that meet the held for sale criteria are held for sale and reported at the lower of their carrying value or fair value, less estimated costs to sell.
On January 22, 2025, the Company entered into an agreement to sell its owned building in Pune, India for a total sale consideration of $20,466. The net book value of the building, leasehold improvements and other long lived assets is $2,860.
During the nine months ended December 31, 2024, the Company classified the building, leasehold improvements and other long lived assets as assets held for sale in the consolidated balance sheets as of December 31, 2024 for $2,860.

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

The following table represents our revenue (a GAAP financial measure) for the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
	(US dollars in millions)
Revenue	$333.0	$326.2	$978.7	$986.6

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

The following table reconciles our revenue (a GAAP financial measure) to revenue less repair payments (a non-GAAP financial measure) for the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
	(US dollars in millions)
Revenue	$333.0	$326.2	$978.7	$986.6
Less: Payments to repair centers(1)	(13.9)	(10.3)	(36.5)	(28.2)

Revenue less repair payments (non-GAAP)	$319.1	$315.9	$942.2	$958.4

Note:

(1)	Consists of payments to repair centers in our BFSI segment for “repair services” where we act as the principal in our dealings with the third party repair centers and our clients.

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

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
	(US dollars in millions)
Revenue less repair payments (non-GAAP)	$319.1	$315.9	$942.2	$958.4
Exchange rate impact	0.2	3.4	2.4	8.8

Constant currency revenue less repair payments (non-GAAP)	$319.3	$319.3	$944.6	$967.2

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

Additionally, major political events, including the UK’s withdrawal from the EU in January 2020, commonly referred to as “Brexit,” has also created uncertainty for businesses such as ours that operate in these markets. While the UK and the EU have ratified a trade and cooperation agreement to govern their relationship after Brexit, the agreement merely sets forth a framework in many respects and requires additional bilateral negotiations between the UK and the EU as both parties continue to work on the rules for implementation. Significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. Such terms could adversely affect the economic conditions in affected markets as well as the stability of the global financial markets, which in turn have had and may continue to have a material adverse effect on global economic conditions and financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital. 26.8% of our revenues and 24.0% of our revenue less repair payments (non-GAAP) in the nine months ended December 31 30, 2024 and 24.2% of our revenues and 21.9% of our revenue less repair payments (non-GAAP) in fiscal 2024 were denominated in pound sterling. The extent and duration of the decline in the value of the pound sterling to the US dollar and other currencies is unknown at this time. A long-term reduction in the value of the pound sterling as a result of Brexit or otherwise could adversely impact our earnings growth rate and profitability. Although we believe that our hedging program is effective, there is no assurance that it will protect us against fluctuations in foreign currency exchange rates.

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

For example, the Indian rupee depreciated against the US dollar by an average of 1.4%, the Euro depreciated against the US dollar by an average of 0.9% and the Philippine peso depreciated against the US dollar by an average of 3.9% for the three months ended December 31, 2024 as compared to the average exchange rates for the three months ended December 31, 2023, while the pound sterling appreciated against the US dollar by an average of 3.3% and the Australian dollar appreciated against the US dollar by an average of 0.3% for the three months ended December 31, 2024 as compared to the average exchange rates for the three months ended December 31, 2023.

The depreciation of the Indian rupee and the appreciation of the pound sterling and the Australian dollar against the US dollar, for the three months ended December 31, 2024 as compared to the average exchange rates for the three months ended December 31, 2023, positively impacted our results of operations during that period.

Revenue

Our revenue is categorized by client, industry, service type, geographic and contract type diversity, as the analysis below indicates.

Revenue by Top Clients

For the three months ended December 31, 2024 and 2023, the percentage of revenue and revenue less repair payments (non-GAAP) that we derived from our largest clients were in the proportions set forth in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Three months ended December 31,		Three months ended December 31,
	2024	2023	2024	2023
Top client	6.8%	5.4%	7.1%	5.6%
Top five clients	21.5%	21.1%	22.0%	21.8%
Top ten clients	31.5%	31.8%	31.2%	32.3%
Top twenty clients	43.3%	45.3%	43.0%	45.4%

For the nine months ended December 31, 2024 and 2023, the percentage of revenue and revenue less repair payments (non-GAAP) that we derived from our largest clients were in the proportions set forth in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Nine months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Top client	6.4%	4.7%	6.7%	4.9%
Top five clients	20.8%	21.1%	21.6%	21.7%
Top ten clients	29.9%	32.3%	29.8%	32.9%
Top twenty clients	42.1%	45.8%	41.9%	46.0%

Revenue by SBUs

For the three months ended December 31, 2024 and 2023, the percentage of revenue and revenue less repair payments (non-GAAP) that we derived from our SBUs were in the proportions set forth in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Three months ended December 31,		Three months ended December 31,
Strategic Business Unit	2024	2023	2024	2023
BFSI	40.1%	35.5%	37.5%	33.4%
TSLU	29.1%	30.6%	30.4%	31.6%
MRHP	23.2%	23.4%	24.2%	24.2%
HCLS	9.6%	12.7%	10.0%	13.1%
Reconciling item (1)	(2.0)%	(2.2)%	(2.1)%	(2.3)%

Total	100.0%	100.0%	100.0%	100.0%

Note:

(1)	Revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations.

For the nine months ended December 31, 2024 and 2023, the percentage of revenue and revenue less repair payments (non-GAAP) that we derived from our SBUs were in the proportions set forth in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Nine months ended December 31,		Nine months ended December 31,
Strategic Business Unit	2024	2023	2024	2023
BFSI	38.4%	34.5%	36.0%	32.6%
TSLU	29.4%	30.9%	30.6%	31.8%
MRHP	23.8%	24.1%	24.7%	24.9%
HCLS	10.5%	12.7%	10.9%	13.1%
Reconciling item (1)	(2.1)%	(2.2)%	(2.2)%	(2.4)%

Total	100.0%	100.0%	100.0%	100.0%

Note:

(1)	Revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations.

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

Revenue by Service Type

For the three months ended December 31, 2024 and 2023, our revenue and revenue less repair payments (non-GAAP) were diversified across service types in the proportions set forth in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Three months ended December 31,		Three months ended December 31,
Service Type	2024	2023	2024	2023
Industry-specific	43.4%	40.9%	40.9%	39.0%
Finance and accounting	20.2%	21.2%	21.1%	21.9%
Customer experience services	18.8%	20.0%	19.6%	20.7%
Research and analytics	12.5%	12.6%	13.0%	13.0%
Others (1)	5.1%	5.3%	5.4%	5.4%

Total	100.0%	100.0%	100.0%	100.0%

Notes:

(1)	Others includes revenue from technology services, legal services, and human resource outsourcing services.

For the nine months ended December 31, 2024 and 2023, our revenue and revenue less repair payments (non-GAAP) were diversified across service types in the proportions set forth in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Nine months ended December 31,		Nine months ended December 31,
Service Type	2024	2023	2024	2023
Industry-specific	42.7%	40.4%	40.5%	38.6%
Finance and accounting	20.3%	21.9%	21.1%	22.5%
Customer experience services	19.0%	20.2%	19.7%	20.8%
Research and analytics	12.8%	12.3%	13.3%	12.7%
Others (1)	5.2%	5.2%	5.4%	5.4%

Total	100.0%	100.0%	100.0%	100.0%

Note:

(1)	Others includes revenue from technology services, legal services, and human resource outsourcing services.

Revenue by Geography

For the three months ended December 31, 2024 and 2023, our revenue and revenue less repair payments (non-GAAP) were derived from the following geographies (based on the location of our clients) in the proportions set forth below in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Three months ended December 31,		Three months ended December 31,
Geography	2024	2023	2024	2023
North America (primarily the US)	44.6%	45.7%	46.6%	47.2%
UK	29.3%	29.2%	26.2%	26.9%
Australia	8.7%	6.5%	9.1%	6.8%
Europe (excluding the UK)	7.4%	8.4%	7.8%	8.6%
South Africa	0.9%	1.1%	0.9%	1.1%
Rest of world	9.1%	9.1%	9.4%	9.4%

Total	100.0%	100.0%	100.0%	100.0%

For the nine months ended December 31, 2024 and 2023, our revenue and revenue less repair payments (non-GAAP) were derived from the following geographies (based on the location of our clients) in the proportions set forth below in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Nine months ended December 31,		Nine months ended December 31,
Geography	2024	2023	2024	2023
North America (primarily the US)	44.4%	47.1%	46.1%	48.5%
UK	29.8%	28.1%	27.1%	26.0%
Australia	8.2%	6.4%	8.5%	6.6%
Europe (excluding the UK)	7.6%	8.4%	7.9%	8.6%
South Africa	0.9%	1.1%	1.0%	1.1%
Rest of world	9.1%	8.9%	9.4%	9.2%

Total	100.0%	100.0%	100.0%	100.0%

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

When we are engaged by a client, we typically transfer that client’s processes to our delivery centers over a nine-month period. This transfer process is subject to a number of potential delays. Therefore, we may not recognize significant revenue until several months after commencing a client engagement.

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

Revenue by Contract Type

For the three months ended December 31, 2024 and 2023, our revenue and revenue less repair payments (non-GAAP) were diversified by contract type in the proportions set forth in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Three months ended December 31,		Three months ended December 31,
Contract Type	2024	2023	2024	2023
Full-time-equivalent	73.3%	71.4%	76.5%	73.7%
Transaction	15.3%	14.2%	11.6%	11.4%
Fixed price	8.2%	5.1%	8.5%	5.2%
Subscription	0.9%	5.0%	0.9%	5.2%
Others(1)	2.3%	4.3%	2.5%	4.5%

Total	100.0%	100.0%	100.0%	100.0%

Note:

(1)

Others includes revenue from “outcome-based arrangements”, which typically involve billings based on the business result achieved by our clients through our services (such as reduction in days sales outstanding, an improvement in working capital, an increase in collections and a reduction in operating expenses).

For the nine months ended December 31, 2024 and 2023, our revenue and revenue less repair payments (non-GAAP) were diversified by contract type in the proportions set forth in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Nine months ended December 31,		Nine months ended December 31,
Contract Type	2024	2023	2024	2023
Full-time-equivalent	73.7%	70.9%	76.5%	72.9%
Transaction	15.2%	14.1%	11.9%	11.5%
Fixed price	6.2%	5.2%	6.5%	5.4%
Subscription	2.2%	5.2%	2.3%	5.4%
Others(1)	2.7%	4.7%	2.8%	4.8%

Total	100.0%	100.0%	100.0%	100.0%

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

Amortization of Intangible Assets

Amortization of intangible assets is primarily associated with our acquisitions of Denali Sourcing Services Inc. (“Denali”) in January 2017, MTS HealthHelp Inc. and its subsidiaries (“HealthHelp”) in March 2017, Vuram in July 2022, The Smart Cube in December 2022, OptiBuy in December 2022 and amortization of intangible assets associated with the business transfer of a large insurance company in October 2022. It also includes amortization of software acquired in the normal course of business and developed in-house.

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

The following table presents certain operating data as at the dates indicated:

	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total head count	63,390	62,951	60,513	60,125	60,652	59,873	59,871	59,755
Built up seats(1)	43,550	43,108	41,676	41,599	40,658	39,775	38,945	37,222

Notes:

(1)

“Built up seats” refers to the total number of production seats (excluding support functions like finance, human resources, administration and seats dedicated for business continuity planning) that are set up in any premises.

The service delivery capacities of our remote-working employees may not be equivalent to their normal capacities when working in our delivery centers. We are averaging 71% “work from office” during the three months ended December 31, 2024.

Our built up seats increased by 7.1% from 40,658 as at December 31, 2023 to 43,550 as at December 31, 2024 due to expansion of our facilities in Gurgaon and Hyderabad in India, the Philippines, Malaysia and South Africa, partially offset by the surrender of our facilities in Romania, Poland and Noida in India. Our total headcount increased by 4.5% from 60,652 as at December 31, 2023 to 63,390 as at December 31, 2024.

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

Results of Operations

The following table sets forth certain financial information as a percentage of revenue and revenue less repair payments (non-GAAP) for the periods indicated:

	As a percentage of				As a percentage of
	Revenue		Revenue less repair payments (non-GAAP)		Revenue		Revenue less repair payments (non-GAAP)
	Three months ended December 31,				Nine months ended December 31,
	2024	2023	2024	2023	2024	2023	2024	2023
Cost of revenue	65.0%	64.9%	63.5%	63.8%	64.7%	64.8%	63.3%	63.7%
Gross profit	35.0%	35.1%	36.5%	36.2%	35.3%	35.2%	36.7%	36.3%
Operating expenses:
Selling and marketing expenses	6.0%	6.2%	6.3%	6.4%	6.4%	6.0%	6.7%	6.2%
General and administrative expenses	13.3%	13.9%	13.9%	14.4%	13.8%	14.1%	14.4%	14.5%
Foreign exchange loss/(gain), net	(0.1)%	0.2%	(0.1)%	0.2%	0.1%	0.0%	0.1%	0.0%
Impairment of intangible assets	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Amortization of intangible assets	2.1%	2.6%	2.2%	2.7%	2.1%	2.6%	2.2%	2.7%
Operating profit	13.6%	12.1%	14.2%	12.5%	12.8%	12.6%	13.3%	12.9%
Other income, net	(5.2)%	(1.3)%	(5.4)%	(1.3)%	(3.0)%	(3.5)%	(3.2)%	(3.6)%
Finance expense	1.4%	1.1%	1.5%	1.2%	1.5%	1.2%	1.6%	1.2%
Income tax expense	2.8%	(0.5)%	2.9%	(0.6)%	2.1%	1.4%	2.2%	1.5%
Profit after tax	14.6%	12.7%	15.2%	13.5%	12.2%	13.4%	12.7%	13.8%

The following table reconciles revenue (a GAAP financial measure) to revenue less repair payments (a non-GAAP financial measure) and sets forth payments to repair centers and revenue less repair payments (non-GAAP) as a percentage of revenue for the periods indicated:

	Three months ended December 31,				Nine months ended December 31,
	2024	2023	2024	2023	2024	2023	2024	2023
	(US dollars in millions)				(US dollars in millions)
Revenue	$333.0	$326.2	100.0%	100.0%	$978.7	$986.6	100%	100.0%
Less: Payments to repair centers	13.9	10.3	4.2%	3.2%	36.5	28.2	3.7%	2.9%

Revenue less repair payments (non-GAAP)	$319.1	$315.9	95.8%	96.8%	$942.2	$958.4	96.3%	97.1%

The following table presents our results of operations for the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
	(US dollars in millions)
Revenue	$333.0	$326.2	$978.7	$986.6
Cost of revenue	216.4	211.9	633.1	639.1

Gross profit	116.6	114.3	345.6	347.5
Operating expenses:
Selling and marketing expenses	20.1	20.3	62.9	59.1
General and administrative expenses	44.4	45.5	135.4	138.9
Foreign exchange loss/(gain), net	(0.3)	0.5	1.1	(0.4)
Impairment of intangible assets	0.0	0.0	0.0	0.0
Amortization of intangible assets	7.1	8.6	21.0	26.0

Operating profit	45.2	39.4	125.1	124.0

Other income, net	(17.3)	(4.1)	(29.7)	(34.5)
Finance expense	4.7	3.7	14.9	11.5

Profit before income taxes	57.9	39.8	140.0	147.0
Income tax expense	9.3	(1.8)	20.7	14.0

Profit after tax	$48.6	$41.5	$119.3	$132.9

Results for the three months ended December 31, 2024 compared to the three months ended December 31, 2023

Revenue

The following table sets forth our revenue and percentage change in revenue for the periods indicated:

	Three months ended December 31,
	2024	2023	Change	% Change
	(US dollars in millions)
Revenue	$333.0	$326.2	$6.8	2.1%

The increase in revenue of $6.8 million was primarily attributable to revenue from new clients of $24.5 million, lower hedging loss on our revenue by $0.9 million (loss of $0.2 million in the three months ended December 31, 2024 as compared to a loss of $1.1 million in the three months ended December 31, 2023, an appreciation of the pound sterling, the Australian dollar and the South African rand by an average of 3.3%, 0.3% and 4.5% respectively, against the US dollar for the three months ended December 31, 2024 as compared to the respective average exchange rates for the three months ended December 31, 2023 and an expansion of existing relationships. The increase was partially offset by the loss of a large Healthcare client, lower volumes in the online travel segment and reductions in discretionary project work, resulting in a decrease in revenue from existing clients of $18.6 million and a depreciation the Euro by an average of 0.9% against the US dollar for the three months ended December 31, 2024 as compared to the respective average exchange rates for the three months ended December 31, 2023). The increase in revenue was primarily attributable to higher revenues in our BFSI and MRHP segments, partially offset by lower revenues in our HCLS and TSLU segments.

Revenue by Geography

The following table sets forth the composition of our revenue based on the location of our clients in our key geographies for the periods indicated:

	Revenue		As a percentage of Revenue
	Three months ended December 31,
	2024	2023	2024	2023
	(US dollars in millions)
North America (primarily the US)	$148.5	$149.1	44.6%	45.7%
UK	97.6	95.3	29.3%	29.2%
Australia	29.0	21.4	8.7%	6.5%
Europe (excluding the UK)	24.8	27.3	7.4%	8.4%
South Africa	2.9	3.4	0.9%	1.1%
Rest of world	30.2	29.7	9.1%	9.1%

Total	$333.0	$326.2	100.0%	100.0%

The decrease in revenue in the North America (primarily the US) region was primarily attributable to lower revenues in our HCLS and TSLU segments, partially offset by higher revenues in our BFSI and MRHP segments.

The increase in revenue from the UK region was primarily attributable to higher revenues in our TSLU, HCLS and MRHP segments and an appreciation of the pound sterling against the US dollar by an average of 3.3% for the three months ended December 31, 2024 as compared to the average exchange rate for the three months ended December 31, 2023, partially offset by lower revenues from our BFSI segment.

The increase in revenue from the Australia region was primarily attributable to higher revenues in our BFSI, HCLS and TSLU segments and an appreciation of the Australian dollar against the US dollar by an average of 0.3% for the three months ended December 31, 2024 as compared to the average exchange rate for the three months ended December 31, 2023, partially offset by lower revenues in our MRHP segment.

The decrease in revenue from the Europe (excluding the UK) region was primarily attributable to lower revenues in our TSLU and MRHP segments and a depreciation of the Euro against the US dollar by an average of 0.9% for the three months ended December 31, 2024 as compared to the average exchange rate for the three months ended December 31, 2023. The decrease was partially offset by higher revenues in our BFSI and HCLS segments.

The decrease in revenue from the South Africa region was primarily attributable to lower revenues in our TSLU, BFSI and MRHP segments, partially offset by an appreciation of the South African rand against the US dollar by an average of 4.5% for the three months ended December 31, 2024 as compared to the average exchange rate for the three months ended December 31, 2023.

The increase in revenue from the rest of world region was primarily attributable to higher revenues in our TSLU and BFSI segments, partially offset by lower revenues from our HCLS and MRHP segments.

Revenue Less Repair Payments (non-GAAP)

The following table sets forth our revenue less repair payments (non-GAAP) and percentage change in revenue less repair payments (non-GAAP) for the periods indicated:

	Three months ended December 31,
	2024	2023	Change	% Change
	(US dollars in millions)
Revenue less repair payments (non-GAAP)	$319.1	$315.9	$3.2	1.0%

The increase in revenue less repair payments (non-GAAP) of $3.2 million was primarily attributable to revenue less repair payments (non-GAAP) from new clients of $24.5 million, lower hedging loss on our revenue less repair payments (non-GAAP) of $0.9 million (loss of $0.2 million in the three months ended December 31, 2024 as compared to a loss of $1.1 million in the three months ended December 31, 2023, an appreciation of the pound sterling, the Australian dollar and the South African rand by an average of 3.3%, 0.3% and 4.5% respectively, against the US dollar for the three months ended December 31, 2024 as compared to the respective average exchange rates for the three months ended December 31, 2023 and an expansion of existing relationships. The increase was partially offset by the loss of a large Healthcare client, lower volumes in the online travel segment and reductions in discretionary project work, resulting in a decrease in revenue less repair payments (non-GAAP) from existing clients of $22.2 million and a depreciation the Euro by an average of 0.9% against the US dollar for the three months ended December 31, 2024 as compared to the respective average exchange rates for the three months ended December 31, 2023). The increase in revenue less repair payments (non-GAAP) was primarily attributable to higher revenue less repair payments (non-GAAP) in our BFSI and MRHP segments, partially offset by lower revenue less repair payments (non-GAAP) in our HCLS and TSLU segments.

Revenue Less Repair Payments (non-GAAP) by Geography

The following table sets forth the composition of our revenue less repair payments (non-GAAP) based on the location of our clients in our key geographies for the periods indicated:

	Revenue less repair payments (non-GAAP)		As a percentage of revenue less repair payments (non-GAAP)
	Three months ended December 31,
	2024	2023	2024	2023
	(US dollars in millions)
North America (primarily the US)	$148.5	$149.1	46.6%	47.2%
UK	83.7	85.0	26.2%	26.9%
Australia	29.0	21.4	9.1%	6.8%
Europe (excluding the UK)	24.8	27.3	7.8%	8.6%
South Africa	2.9	3.4	0.9%	1.1%
Rest of world	30.2	29.8	9.4%	9.4%

Total	$319.1	$315.9	100.0%	100.0%

The decrease in revenue less repair payments (non-GAAP) in the North America (primarily the US) region was primarily attributable to lower revenue less repair payments (non-GAAP) in our HCLS and TSLU segments, partially offset by higher revenue less repair payments (non-GAAP) in our BFSI and MRHP segments.

The increase in revenue less repair payments (non-GAAP) from the UK region was primarily attributable to higher revenue less repair payments (non-GAAP) in our TSLU, MRHP and HCLS segments and an appreciation of the pound sterling against the US dollar by an average of 3.3% for the three months ended December 31, 2024 as compared to the average exchange rate for the three months ended December 31, 2023, partially offset by lower revenue less repair payments (non-GAAP) from our BFSI segment.

The increase in revenue less repair payments (non-GAAP) from the Australia region was primarily attributable to higher revenue less repair payments (non-GAAP) in our BFSI, HCLS and TSLU segments and an appreciation of the Australian dollar against the US dollar by an average of 0.3% for the three months ended December 31, 2024 as compared to the average exchange rate for the three months ended December 31, 2023, partially offset by lower revenue less repair payments (non-GAAP) in our MRHP segment.

The decrease in revenue less repair payments (non-GAAP) from the Europe (excluding the UK) region was primarily attributable to lower revenue less repair payments (non-GAAP) in our TSLU and MRHP segments and a depreciation of the Euro against the US dollar by an average of 0.9% for the three months ended December 31, 2024 as compared to the average exchange rate for the three months ended December 31, 2023. The decrease was partially offset by higher revenue less repair payments (non-GAAP) in our BFSI and HCLS segments.

The decrease in revenue less repair payments (non-GAAP) from the South Africa region was primarily attributable to lower revenue less repair payments (non-GAAP) in our TSLU, BFSI and MRHP segments, partially offset by an appreciation of the South African rand against the US dollar by an average of 4.5% for the three months ended December 31, 2024 as compared to the average exchange rate for the three months ended December 31, 2023.

The increase in revenue less repair payments (non-GAAP) from the rest of world region was primarily attributable to higher revenue less repair payments (non-GAAP) in our TSLU and BFSI segments, partially offset by lower revenue less repair payments (non-GAAP) from our HCLS and MRHP segments.

Cost of Revenue

The following table sets forth the composition of our cost of revenue for the periods indicated:

	Three months ended December 31,
	2024	2023	Change
	(US dollars in millions)
Employee costs	$154.7	$154.2	$0.6
Repair payments	13.9	10.3	3.6
Facilities costs	32.0	31.0	1.0
Depreciation	6.9	6.1	0.7
Legal and professional costs	2.2	3.1	(0.9)
Travel costs	2.5	2.3	0.2
Other costs	4.3	4.9	(0.5)

Total cost of revenue	$216.4	$211.9	$4.6

As a percentage of revenue	65.0%	64.9%
As a percentage of revenue less repair payments (non-GAAP)	63.5%	63.8%

The increase in cost of revenue was primarily due to higher repair payments, higher facilities running costs due to capacity expansion and an increase in facilities utilization (as the number of employees working in the office increased), higher depreciation cost due to higher fixed assets, higher employee cost in line with headcount growth and an appreciation of the South Africa rand against the US dollar by an average of 4.5% for the three months ended December 31, 2024 as compared to the average exchange rate for the three months ended December 31, 2023, which increased our cost of revenue by approximately $0.8 million. The increase was partially offset by a depreciation of the Indian rupees and the Philippine peso against the US dollar by an average of 1.4% and 3.9% respectively for the three months ended December 31, 2024 as compared to the average exchange rate for the three months ended December 31, 2023, which decreased our cost of revenue by approximately $2.5 million.

Gross Profit

The following table sets forth our gross profit for the periods indicated:

	Three months ended December 31,
	2024	2023	Change
	(US dollars in millions)
Gross profit	$116.6	$114.3	$2.2
As a percentage of revenue	35.0%	35.1%
As a percentage of revenue less repair payments (non-GAAP)	36.5%	36.2%

Gross profit as a percentage of revenue was marginally lower for three months ended December 31, 2024 as compared to three months ended December 31, 2023, primarily due to higher cost of revenue as a percentage of revenue as discussed above.

Gross profit as a percentage of revenue less repair payments (non-GAAP) was higher for three months ended December 31, 2024 as compared to three months ended December 31, 2023 primarily due to lower cost of revenue as a percentage of revenue less repair payments (non-GAAP).

For further information, see note (1) to the table presenting certain operating data in “— Operating Data” above.

Selling and Marketing Expenses

The following table sets forth the composition of our selling and marketing expenses for the periods indicated:

	Three months ended December 31,
	2024	2023	Change
	(US dollars in millions)
Employee costs	$15.1	$15.8	$(0.7)
Other costs	4.9	4.5	0.5

Total selling and marketing expenses	$20.1	$20.3	$(0.2)

As a percentage of revenue	6.0%	6.2%
As a percentage of revenue less repair payments (non-GAAP)	6.3%	6.4%

The decrease in our selling and marketing expenses was primarily attributable to a decrease in employee cost primarily due to lower share-based compensation. The decrease was partially offset by an appreciation of the pound sterling against the US dollar by an average of 3.3% for the three months ended December 31, 2024 as compared to the average exchange rate for the three months ended December 31, 2023, which increased our selling and marketing expenses by approximately $0.2 million.

General and Administrative Expenses

The following table sets forth the composition of our general and administrative expenses for the periods indicated:

	Three months ended December 31,
	2024	2023	Change
	(US dollars in millions)
Employee costs	$32.5	$35.4	$(2.9)
Other costs	11.9	10.1	1.9

Total general and administrative expenses	$44.4	$45.5	$(1.1)

As a percentage of revenue	13.3%	13.9%
As a percentage of revenue less repair payments (non-GAAP)	13.9%	14.4%

The decrease in general and administrative expenses was primarily attributable to lower share-based compensation and a depreciation of the Indian rupee by 1.4% against the US dollar for the three months ended December 31, 2024 as compared to the average exchange rate for the three months ended December 31, 2023, which reduced our general and administrative expenses by approximately $0.2 million. The increase was partially offset by higher other costs due to higher legal and professional fees.

Foreign Exchange Gain, Net

The following table sets forth our foreign exchange gain, net for the periods indicated:

	Three months ended December 31,
	2024	2023	Change
	(US dollars in millions)
Foreign exchange loss / (gain), net	$(0.3)	$0.5	$(0.8)

We recorded foreign exchange gain of $0.3 million in the three months ended December 31, 2024, primarily on account of a revaluation gain of $0.3 million as compared to a foreign exchange loss of $0.5 million in the three months ended December 31, 2023, primarily on account of a revaluation loss of $0.5 million.

Amortization of Intangible Assets

The following table sets forth our amortization of intangible assets for the periods indicated:

	Three months ended December 31,
	2024	2023	Change
	(US dollars in millions)
Amortization of intangible assets	$7.1	$8.6	$(1.6)

The decrease in amortization of intangible assets was primarily attributable lower amortization of intangibles as we had booked an impairment charge to the customer relationship intangible related to our large HCLS client termination in fiscal 2024 and lower amortization of intangible assets associated with our acquisition of Vuram, The Smart Cube and OptiBuy.

Operating Profit

The following table sets forth our operating profit for the periods indicated:

	Three months ended December 31,
	2024	2023	Change
	(US dollars in millions)
Operating profit	$45.2	$39.4	$5.8
As a percentage of revenue	13.6%	12.1%
As a percentage of revenue less repair payments (non-GAAP)	14.2%	12.5%

Operating profit as a percentage of revenue for the three months ended December 31, 2024 was higher due to higher revenues, lower general and administrative expenses, selling and marketing expenses and amortization of intangible assets each as a percentage of revenue as explained earlier, partially offset by higher cost of revenue as a percentage of revenue.

Operating profit as a percentage of revenue less repair payments (non-GAAP) for the three months ended December 31, 2024 was higher due to higher revenue less repair payments (non-GAAP), lower cost of revenue, general and administrative expenses, selling and marketing expenses and amortization of intangible assets each as a percentage of revenue less repair payments (non-GAAP) as explained earlier.

Other Income, Net

The following table sets forth our other income, net for the periods indicated:

	Three months ended December 31,
	2024	2023	Change
	(US dollars in millions)
Other income, net	$(17.3)	$(4.1)	$(13.2)

Other income, net was higher primarily due to the write back of the contingent consideration related to our acquisition of The Smart Cube, which we acquired in December 2022, in the three months ended December 31, 2024.

Finance Expense

The following table sets forth our finance expense for the periods indicated:

	Three months ended December 31,
	2024	2023	Change
	(US dollars in millions)
Finance expense	$4.7	$3.7	$0.9

Finance expense increased primarily due to interest on long-term loan taken for general corporate purpose.

Income Tax Expense

The following table sets forth our income tax expense for the periods indicated:

	Three months ended December 31,
	2024	2023	Change
	(US dollars in millions)
Income tax expense	$9.3	$(1.8)	$11.1

The increase in income tax expense was primarily due to a one-time reversal of deferred tax liability of $9.5 million on intangibles in three months ended December 31, 2023 and higher taxable profits in jurisdictions with higher tax rates for the three months ended December 31, 2024.

Profit After Tax

The following table sets forth our profit after tax for the periods indicated:

	Three months ended December 31,
	2024	2023	Change
	(US dollars in millions)
Profit after tax	$48.6	$41.5	$7.0
As a percentage of revenue	14.6%	12.7%
As a percentage of revenue less repair payments (non-GAAP)	15.2%	13.1%

The increase in profit after tax as a percentage of revenue as well as a percentage of revenue less repair payments (non-GAAP) was primarily on account of higher operating profit as a percentage of revenue as well as a percentage of revenue less repair payments (non-GAAP) as explained earlier, higher other income, net. The increase was offset by higher finance expense and income tax expense.

Results for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023

Revenue

The following table sets forth our revenue and percentage change in revenue for the periods indicated:

	Nine months ended December 31,
	2024	2023	Change	% Change
	(US dollars in millions)
Revenue	$978.7	$986.6	$(7.9)	(0.8)%

The decrease in revenue of $7.9 million was primarily attributable to the loss of a large Healthcare client, lower volumes in the online travel segment, the offshore delivery transition of a large internet customer and reductions in discretionary project work, resulting in a decrease in revenue from existing clients of $44.7 million. The decrease was partially offset by an appreciation of the pound sterling, the Australian dollar and the South African rand by an average of 2.3%, 0.3% and 2.8% respectively, against the US dollar for the nine months ended December 31, 2024 as compared to the respective average exchange rates for the nine months ended December 31, 2023, lower hedging loss on our revenue of $2.4 million for the nine months ended December 31, 2024 as compared to a loss of $4.2 million for the nine months ended December 31, 2023 and revenue from new clients of $35.0 million. The decrease in revenue was primarily attributable to lower revenues in our HCLS, TSLU and MRHP segments, partially offset by higher revenue in our BFSI segment.

Revenue by Geography

The following table sets forth the composition of our revenue based on the location of our clients in our key geographies for the periods indicated:

	Revenue		As a percentage of Revenue
	Nine months ended December 31,
	2024	2023	2024	2023
	(US dollars in millions)
North America (primarily the US)	$434.8	$465.0	44.4%	47.1%
UK	292.1	277.2	29.8%	28.1%
Australia	80.1	63.6	8.2%	6.4%
Europe (excluding the UK)	74.5	82.4	7.6%	8.4%
South Africa	9.0	10.4	0.9%	1.1%
Rest of world	88.1	88.0	9.1%	8.9%

Total	$978.7	$986.6	100.0%	100.0%

The decrease in revenue in the North America (primarily the US) region was primarily attributable to lower revenues in our TSLU, HCLS and MRHP segments, partially offset by higher revenues in our BFSI segment.

The increase in revenue from the UK region was primarily attributable to higher revenues in TSLU, MRHP and HCLS segments and an appreciation of the pound sterling against the US dollar by an average of 2.3% for the nine months ended December 31, 2024 as compared to the average exchange rate for the nine months ended December 31, 2023, partially offset by lower revenues in our BFSI segment.

The increase in revenue from the Australia region was primarily attributable to higher revenues in our BFSI, TSLU and HCLS segments and an appreciation of the Australian dollar against the US dollar by an average of 0.3% for the nine months ended December 31, 2024 as compared to the average exchange rate for the nine months ended December 31, 2023, partially offset by lower revenues in our MRHP segment.

The decrease in revenue from the Europe (excluding the UK) region was primarily attributable to lower revenues in our TSLU and MRHP segments and a depreciation of the Euro against the US dollar by an average of 0.3% for the nine months ended December 31, 2024 as compared to the average exchange rate for the nine months ended December 31, 2023, partially offset by higher revenue in our HCLS and BFSI segments.

The decrease in revenue from the South Africa region was primarily attributable to lower revenues in our TSLU and BFSI segments, partially offset by an appreciation of the South African rand against the US dollar by an average of 2.8% for the nine months ended December 31, 2024 as compared to the average exchange rate for the nine months ended December 31, 2023 and higher revenue in our MRHP segment.

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

Revenue Less Repair Payments (non-GAAP)

The following table sets forth our revenue less repair payments (non-GAAP) and percentage change in revenue less repair payments (non-GAAP) for the periods indicated:

	Nine months ended December 31,
	2024	2023	Change	% Change
	(US dollars in millions)
Revenue less repair payments (non-GAAP)	$942.2	$958.4	$(16.1)	(1.7)%

The decrease in revenue less repair payments (non-GAAP) of $16.1 million was primarily attributable to the loss of a large Healthcare client, lower volumes in the online travel segment, the offshore delivery transition of a large internet customer and reductions in discretionary project work, resulting in a decrease in revenue from existing clients of $52.9 million. The decrease was partially offset by an appreciation of the pound sterling, the Australian dollar and the South African rand by an average of 2.3%, 0.3% and 2.8% respectively, against the US dollar for the nine months ended December 31, 2024 as compared to the respective average exchange rates for the nine months ended December 31, 2023, lower hedging loss on our revenue less repair payments (non-GAAP) of $2.4 million for the nine months ended December 31, 2024 as compared to a loss of $4.2 million for the nine months ended December 31, 2023 and revenue less repair payments (non-GAAP) from new clients of $35.0 million. The decrease in revenue less repair payments (non-GAAP) was primarily attributable to lower revenue less repair payments (non-GAAP) in our HCLS, TSLU and MRHP segments, partially offset by higher revenue less repair payments (non-GAAP) in our BFSI segment.

Revenue Less Repair Payments (non-GAAP) by Geography

The following table sets forth the composition of our revenue less repair payments (non-GAAP) based on the location of our clients in our key geographies for the periods indicated:

	Revenue less repair payments (non-GAAP)		As a percentage of revenue less repair payments (non-GAAP)
	Nine months ended December 31,
	2024	2023	2024	2023
	(US dollars in millions)
North America (primarily the US)	$434.8	$465.0	46.1%	48.5%
UK	255.6	248.9	27.1%	26.0%
Australia	80.1	63.6	8.5%	6.6%
Europe (excluding the UK)	74.5	82.4	7.9%	8.6%
South Africa	9.0	10.4	1.0%	1.1%
Rest of world	88.1	88.0	9.4%	9.2%

Total	$942.2	$958.4	100.0%	100.0%

The decrease in revenue less repair payments (non-GAAP) in the North America (primarily the US) region was primarily attributable to lower revenue less repair payments (non-GAAP) in our TSLU, HCLS and MRHP segments, partially offset by higher revenue less repair payments (non-GAAP) in our BFSI segment.

The increase in revenue less repair payments (non-GAAP) from the UK region was primarily attributable to higher revenue less repair payments (non-GAAP) in TSLU, MRHP and HCLS segments and an appreciation of the pound sterling against the US dollar by an average of 2.3% for the nine months ended December 31, 2024 as compared to the average exchange rate for the nine months ended December 31, 2023, partially offset by lower revenue less repair payments (non-GAAP) in our BFSI segment.

The increase in revenue less repair payments (non-GAAP) from the Australia region was primarily attributable to higher revenue less repair payments (non-GAAP) in our BFSI, TSLU and HCLS segments and an appreciation of the Australian dollar against the US dollar by an average of 0.3% for the nine months ended December 31, 2024 as compared to the average exchange rate for the nine months ended December 31, 2023, partially offset by lower revenue less repair payments (non-GAAP) in our MRHP segment.

The decrease in revenue less repair payments (non-GAAP) from the Europe (excluding the UK) region was primarily attributable to lower revenue less repair payments (non-GAAP) in our TSLU and MRHP segments and a depreciation of the Euro against the US dollar by an average of 0.3% for the nine months ended December 31, 2024 as compared to the average exchange rate for the nine months ended December 31, 2023, partially offset by higher revenue less repair payments (non-GAAP) in our HCLS and BFSI segments.

The decrease in revenue less repair payments (non-GAAP) from the South Africa region was primarily attributable to lower revenue less repair payments (non-GAAP) in our TSLU and BFSI segments, partially offset by an appreciation of the South African rand against the US dollar by an average of 2.8% for the nine months ended December 31, 2024 as compared to the average exchange rate for the nine months ended December 31, 2023 and higher revenue less repair payments (non-GAAP) in our MRHP segment.

The increase in revenue less repair payments (non-GAAP) from the rest of world region was primarily attributable to higher revenue less repair payments (non-GAAP) in our BFSI and TSLU segments, partially offset by lower revenue less repair payments (non-GAAP) from our HCLS and MRHP segments.

Cost of Revenue

The following table sets forth the composition of our cost of revenue for the periods indicated:

	Nine months ended December 31,
	2024	2023	Change
	(US dollars in millions)
Employee costs	$452.8	$469.8	$(17.0)
Repair payments	36.5	28.2	8.2
Facilities costs	95.5	93.0	2.6
Depreciation	20.4	17.6	2.8
Legal and professional costs	7.4	8.9	(1.6)
Travel costs	7.4	6.6	0.8
Other costs	13.1	15.0	(1.9)

Total cost of revenue	$633.1	$639.1	$(6.0)

As a percentage of revenue	64.7%	64.8%
As a percentage of revenue less repair payments (non-GAAP)	63.3%	63.7%

The decrease in cost of revenue was primarily due to lower share-based compensation and lower employee costs on account of change in revenue mix, lower legal and professional costs and a depreciation of the Indian rupees and the Philippine peso against the US dollar by an average of 1.4% and 3.4% respectively for the nine months ended December 31, 2024 as compared to the average exchange rate for the nine months ended December 31, 2023, which decreased our cost of revenue by approximately $7.1 million. The decrease was partially offset by increase in repair payments, higher facilities running costs due to capacity expansion and an increase in facilities utilization (as the number of employees working in the office increased), higher depreciation cost due to higher fixed assets and additional facilities and higher travel costs.

Gross Profit

The following table sets forth our gross profit for the periods indicated:

	Nine months ended December 31,
	2024	2023	Change
	(US dollars in millions)
Gross profit	$345.6	$347.5	$(2.0)
As a percentage of revenue	35.3%	35.2%
As a percentage of revenue less repair payments (non-GAAP)	36.7%	36.3%

Gross profit as a percentage of revenue was higher for nine months ended December 31, 2024 as compared to nine months ended December 31, 2023, primarily due to lower cost of revenue as a percentage of revenue as discussed above.

Gross profit as a percentage of revenue less repair payments (non-GAAP) was higher for nine months ended December 31, 2024 as compared to nine months ended December 31, 2023, primarily due to lower cost of revenue as a percentage of revenue less repair payments (non-GAAP).

Selling and Marketing Expenses

The following table sets forth the composition of our selling and marketing expenses for the periods indicated:

	Nine months ended December 31,
	2024	2023	Change
	(US dollars in millions)
Employee costs	$48.1	$46.6	$1.5
Other costs	14.9	12.5	2.4

Total selling and marketing expenses	$62.9	$59.1	$3.9

As a percentage of revenue	6.4%	6.0%
As a percentage of revenue less repair payments (non-GAAP)	6.7%	6.2%

The increase in our selling and marketing expenses was primarily attributable to an increase in employee cost primarily due to increase in the number of sales personnel and an appreciation of the pound sterling against the US dollar by an average of 2.3% for the nine months ended December 31, 2024 as compared to the average exchange rate for the nine months ended December 31, 2023, which increased our selling and marketing expenses by approximately $0.4 million. The increase was partially offset by lower share-based based compensation.

General and Administrative Expenses

The following table sets forth the composition of our general and administrative expenses for the periods indicated:

	Nine months ended December 31
	2024	2023	Change
	(US dollars in millions)
Employee costs	$100.6	$109.1	$(8.5)
Other costs	34.8	29.8	5.0

Total general and administrative expenses	$135.4	$138.9	$(3.5)

As a percentage of revenue	13.8%	14.1%
As a percentage of revenue less repair payments (non-GAAP)	14.4%	14.5%

The decrease in general and administrative expenses was primarily attributable to lower share-based compensation and lower employment-linked earn-out as part of deferred consideration related to our acquisitions and a depreciation of the Indian rupee by 1.4% against the US dollar for the nine months ended December 31, 2024 as compared to the average exchange rate for the nine months ended December 31, 2023, which reduced our general and administrative expenses by approximately $0.8 million. The increase was partially offset by higher other costs due to higher legal and professional fees and higher travel cost.

Foreign Exchange Gain, Net

The following table sets forth our foreign exchange gain, net for the periods indicated:

	Nine months ended December 31,
	2024	2023	Change
	(US dollars in millions)
Foreign exchange loss / (gain), net	$1.1	$(0.4)	$1.6

We recorded foreign exchange loss of $1.1 million in the nine months ended December 31, 2024, primarily on account of a revaluation loss of $0.8 million and de-designation of hedges of $0.3 million as compared to a foreign exchange gain of $0.4 million in the nine months ended December 31, 2023, primarily on account of a revaluation gain of $0.4 million.

Amortization of Intangible Assets

The following table sets forth our amortization of intangible assets for the periods indicated:

	Nine months ended December 31,
	2024	2023	Change
	(US dollars in millions)
Amortization of intangible assets	$21.0	$26.0	$(5.0)

The decrease in amortization of intangible assets was primarily attributable lower amortization of intangibles as we had booked an impairment charge to the customer relationship intangible related to our large HCLS client termination in fiscal 2024 and lower amortization of intangible assets associated with our acquisition of Vuram, The Smart Cube and OptiBuy.

Operating Profit

The following table sets forth our operating profit for the periods indicated:

	Nine months ended December 31,
	2024	2023	Change
	(US dollars in millions)
Operating profit	$125.1	$124.0	$1.2
As a percentage of revenue	12.8%	12.6%
As a percentage of revenue less repair payments (non-GAAP)	13.3%	12.9%

Operating profit as a percentage of revenue for the nine months ended December 31, 2024 was higher due to higher gross profit as a percentage of revenue, lower general and administrative expenses and amortization of intangibles assets each as a percentage of revenue, partially offset by higher selling and marketing expenses as a percentage of revenue as explained earlier.

Operating profit as a percentage of revenue less repair payments (non-GAAP) for the nine months ended December 31, 2024 was higher due to higher gross profit as a percentage of revenue less repair payments (non-GAAP), lower general and administrative expenses and amortization of intangibles assets each as a percentage of revenue less repair payments (non-GAAP), partially offset by higher selling and marketing expenses as a percentage of revenue less repair payments (non-GAAP).

Other Income, Net

The following table sets forth our other income, net for the periods indicated:

	Nine months ended December 31,
	2024	2023	Change
	(US dollars in millions)
Other income, net	$(29.7)	$(34.5)	$4.8

Other income, net was lower primarily due to the write back of the contingent consideration related to our acquisition of Vuram, which we acquired in July 2022 in the nine months ended December 31, 2023. The decrease was partially offset by write back of the contingent consideration related to our acquisition of OptiBuy and The Smart Cube, which we acquired in December 2022 in the nine months ended December 31, 2024.

Finance Expense

The following table sets forth our finance expense for the periods indicated:

	Nine months ended December 31,
	2024	2023	Change
	(US dollars in millions)
Finance expense	$14.9	$11.5	$3.4

Finance expense increased primarily due to interest on long-term loan taken for general corporate purpose.

Income Tax Expense

The following table sets forth our income tax expense for the periods indicated:

	Nine months ended December 31,
	2024	2023	Change
	(US dollars in millions)
Income tax expense	$20.7	$14.0	$6.6

The increase in income tax expense was primarily due to a one-time reversal of deferred tax liability of $9.5 million on intangibles in nine months ended December 31, 2023 and higher taxable profits in jurisdictions with higher tax rates for the nine months ended December 31, 2024 offset by a one-time tax benefit associated with the reversal of another deferred tax liability on intangibles in nine months ended December 31, 2024.

Profit After Tax

The following table sets forth our profit after tax for the periods indicated:

	Nine months ended December 31,
	2024	2023	Change
	(US dollars in millions)
Profit after tax	$119.3	$132.9	$(13.7)
As a percentage of revenue	12.2%	13.4%
As a percentage of revenue less repair payments (non-GAAP)	12.7%	13.8%

The decrease in profit after tax as a percentage of revenue as well as a percentage of revenue less repair payments (non-GAAP) was primarily on account lower other income, net, higher finance expense and higher income tax expense, partially offset by higher operating profit as a percentage of revenue as well as a percentage of revenue less repair payments (non-GAAP) as explained above.

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

As at December 31, 2024, we had cash and cash equivalents of $231.5 million which were primarily held in Indian Rupee, South African rand, pound sterling, US dollars, Sri Lankan rupee and the Philippine pesos. We typically seek to invest our available cash on hand in bank deposits and money market instruments. Our investments include primarily bank deposits, marketable securities and mutual funds which totaled $166.6 million as at December 31, 2024.

As at December 31, 2024, we had $199.6 million debt outstanding, as discussed below.

In July 2022, WNS (Mauritius) Limited obtained a term loan facility of $80.0 million from The Hongkong and Shanghai Banking Corporation Limited, Hong Kong and Citibank N.A., Hong Kong Branch for general corporate purposes. The loan bears interest at a rate equivalent to the SOFR plus a margin of 1.20% per annum. WNS (Mauritius) Limited’s obligations under the term loan are guaranteed by WNS. The term loan is secured by a pledge of shares of WNS (Mauritius) Limited held by WNS. The facility agreement for the term loan contains certain covenants, including restrictive covenants relating to our indebtedness and financial covenants relating to our EBITDA to debt service ratio and total net borrowings to EBITDA ratio, each as defined in the facility agreement. The loan matures in July 2027 and the principal is repayable in 10 semi-annual installments of $8.0 million each. On January 9, 2023, July 11, 2023, January 11, 2024, July 11, 2024 and January 14, 2025, we made a scheduled repayment of $8.0 million each.

In June 2024, the Company obtained a term loan facility of $100,000 from The Hongkong and Shanghai Banking Corporation Limited, Singapore Branch and JP Morgan Chase Bank N.A., Singapore Branch for general corporate purposes. The loan bears interest at a rate equivalent to the SOFR plus a margin of 1.15% per annum. WNS (Mauritius) Limited’s obligations under the term loan are guaranteed by WNS. The term loan is secured by a pledge of shares of WNS (Mauritius) Limited held by WNS. The facility agreement for the term loan contains certain covenants, including restrictive covenants relating to our indebtedness and financial covenants relating to our EBITDA to debt service ratio and total net borrowings to EBITDA ratio, each as defined in the facility agreement. The loan matures in June 2029 and the principal is repayable in 10 semi-annual installments of $10.0 million each. On December 9, 2024 the Company made a scheduled repayment of $10.0 million.

In December 2022, WNS UK obtained a term loan facility of £83.0 million ($103.9 million based on the exchange rate on December 31, 2024) from The Hongkong and Shanghai Banking Corporation Limited, Hong Kong and Citibank N.A., UK Branch to fund our acquisition of The Smart Cube. The loan bears interest at a rate equivalent to SONIA plus a margin of 1.25% per annum. WNS UK’s obligations under the term loan are guaranteed by WNS. The term loan is secured by a pledge of shares of WNS (Mauritius) Limited held by WNS. The facility agreement for the term loan contains certain covenants, including restrictive covenants relating to our indebtedness and financial covenants relating to our EBITDA to debt service ratio and total net borrowings to EBITDA ratio, each as defined in the facility agreement. The loan matures in December 2027 and the principal is repayable in 10 semi-annual installments of £8.3 million each. On June 16, 2023, December 18, 2023, June 18, 2024 and December 19, 2024, we made a scheduled repayment of £8.3 million each.

As at December 31, 2024, we also had available lines of credit amounting to $137.1 million, and Nil drawn under these lines of credit, as discussed below. These limits can be utilized in accordance with the agreed terms and prevailing interest rates at the time of borrowing.

•

As at December 31, 2024, our Indian subsidiary, WNS Global, had an unsecured line of credit of ₹840 million ($9.8 million based on the exchange rate on December 31, 2024) from The Hongkong and Shanghai Banking Corporation Limited, ₹600 million ($7.0 million based on the exchange rate on December 31, 2024) from JP Morgan Chase Bank, N.A., ₹800 million ($9.3 million based on the exchange rate on December 31, 2024) from Citibank N.A., ₹750 million ($8.8 million based on the exchange rate on December 31, 2024) from Axis Bank, ₹600 million ($7.0 million based on the exchange rate on December 31, 2024) from DBS Bank, ₹600 million ($7.0 million based on the exchange rate on December 31, 2024) from HDFC Bank, ₹600 million ($7.0 million based on the exchange rate on December 31, 2024) from ICICI Bank and ₹600 million ($7.0 million based on the exchange rate on December 31, 2024) from Standard Chartered Bank for working capital purposes. Interest on these lines of credit would be determined on the date of the borrowing. These lines of credit generally can be withdrawn by the relevant lender at any time. As at December 31, 2024, there was no amount utilized from these lines of credit.

•

As at December 31, 2024 WNS UK had a working capital facility of £14.0 million ($17.5 million based on the exchange rate on December 31, 2024) from HSBC Bank plc. The working capital facility bears interest at Bank of England base rate plus a margin of 2.00% per annum. Interest is payable on a quarterly basis. The facility is subject to conditions to drawdown and can be withdrawn by the lender at any time by notice to the borrower. As at December 31, 2024, there was no outstanding amount under this facility.

•

As at December 31, 2024 our South African subsidiary, WNS Global Services SA (Pty) Ltd., had an unsecured line of credit of ZAR 30.0 million ($1.6 million based on the exchange rate on December 31, 2024) from The HSBC Bank plc. for working capital purposes. This facility bears interest at prime rate less a margin of 2.25% per annum. This line of credit can be withdrawn by the lender at any time. As at December 31, 2024, there was no outstanding amount under this facility.

•

As at December 31, 2024, WNS North America Inc., had an unsecured line of credit of $40.0 million from The HSBC Bank plc. for working capital purposes. This facility bears interest at prime rate or SOFR plus a margin of 1.65% per annum. This line of credit can be withdrawn by the lender at any time. As at December 31, 2024, there was no outstanding amount under this facility.

•

As at December 31, 2024, WNS Global Services Philippines Inc. had an unsecured line of credit of $15.0 million from The HSBC Bank plc. for working capital purposes. This line of credit can be withdrawn by the lender at any time. As at December 31, 2024, there was no outstanding amount under this facility.

As at December 31, 2024, bank guarantees amounting to $1.8 million were provided on behalf of certain of our subsidiaries to regulatory authorities and other third parties.

Based on our current level of operations, we expect that our anticipated cash generated from operating activities, cash and cash equivalents on hand, and use of existing credit facilities will be sufficient to fund our estimated capital expenditures, share repurchases and working capital needs for the next 12 months. However, if our lines of credit were to become unavailable for any reason, we would require additional financing to fund our capital expenditures, share repurchases and working capital needs. We currently expect our capital expenditures needs in fiscal 2025 to be approximately $60.0 million. The geographical distribution, timing and volume of our capital expenditures in the future will depend on new client contracts we may enter or the expansion of our business under our existing client contracts. Our capital expenditure in the nine months ended December 31, 2024 amounted to $11.1 million and our capital commitments (net of capital advances) as at December 31, 2024 were $8.4 million.

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

The following table shows our cash flows for the nine months ended December 31, 2024 and December 31, 2023:

	Nine months ended December 31,
	2024	2023
	(US dollars in millions)
Net cash provided by operating activities	$153.8	$139.6
Net cash used in investing activities	$(3.2)	$(25.3)
Net cash used in financing activities	$(131.7)	$(145.2)

Cash Flows from Operating Activities

Net cash provided by operating activities increased to $153.8 million for the nine months ended December 31, 2024 from $139.6 million for the nine months ended December 31, 2023. The increase in net cash provided by operating activities was attributable to a decrease in cash outflow towards working capital requirements by 21.4 million; partially offset by profit as adjusted for non-cash and other items by $7.3 million;.

Profit after tax as adjusted for non-cash and other items primarily comprised the following: (i) profit after tax of $119.3 million for the nine months ended December 31, 2024 as compared to $132.9 million for the nine months ended December 31, 2023; (ii) share-based compensation expense of $28.1 million for the nine months ended December 31, 2024 as compared to $42.7 million for the nine months ended December 31, 2023; (iii) depreciation and amortization expense of $42.0 million for the nine months ended December 31, 2024 as compared to $44.1 million for the nine months ended December 31, 2023; (iv) reduction in the carrying amount of operating lease right-of-use assets of $21.8 million for the nine months ended December 31, 2024 as compared to $22.3 million for the nine months ended December 31, 2023; (v) income from mutual funds of $7.9 million for the nine months ended December 31, 2024 as compared to $7.6 million for the nine months ended December 31, 2023; (vi) unrealized exchange gain of $1.3 million for the nine months ended December 31, 2024 as compared to unrealized exchange gain of $1.4 million for the nine months ended December 31, 2023; (vii) allowances for expected credit losses of $1.0 million for the nine months ended December 31, 2024 as compared to $0.0 for the nine months ended December 31, 2023; (viii) unrealized loss on derivative instruments of $1.6 million for the nine months ended December 31, 2024 as compared to unrealized gain on derivative instruments $1.8 million for the nine months ended December 31, 2023; (ix) fair-value changes on contingent consideration of $18.1 million for the nine months ended December 31, 2024 as compared to $21.9 million for the nine months ended December 31, 2023 and (x) income tax benefit (deferred tax) of $7.3 million for the nine months ended December 31, 2024 as compared to $22.6 million for the nine months ended December 31, 2023.

Cash outflow on account of working capital changes amounted to $25.7 million for the nine months ended December 31, 2024 as compared to $47.1 million for the nine months ended December 31, 2023. This was primarily on account of a decrease in cash outflow from accounts receivables and unbilled revenue by $24.7 million, an increase in cash inflow from contract liabilities by $9.8 million, a decrease in cash outflow towards current liabilities by $7.0 million; a decrease in cash outflow from accounts payable by $1.5 million partially offset by a decrease in cash inflow towards income tax payable by $12.7 million, an increase in cash outflow from other assets by $8.1 million, and an increase in cash outflow towards operating lease liabilities by $0.8 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.2 million for the nine months ended December 31, 2024 as compared to net cash used in investing activities of $25.3 million for the nine months ended December 31, 2023. This was primarily on account of a net cash inflow (maturity of fixed deposits, net of placements) from our fixed deposit investments of $6.9 million for the nine months ended December 31, 2024 as compared to net cash outflow (placement of fixed deposits, net of maturities) towards our fixed deposit investments of $3.6 million for the nine months ended December 31, 2023; a cash outflow of $35.5 million towards purchase of property, plant and equipment (comprising leasehold improvements, furniture and fixtures, office equipment and information technology equipment) and intangible assets (comprising computer software) for the nine months ended December 31, 2024 as compared to $43.8 million for the nine months ended December 31, 2023 and a net cash inflow of proceeds from redemption of investment in mutual funds of $25.2 million for the nine months ended December 31, 2024 as compared to proceeds from redemption of investment in mutual funds of $20.8 million for the nine months ended December 31, 2023.

Cash Flows from Financing Activities

Net cash used in financing activities decreased to $131.7 million for the nine months ended December 31, 2024 as compared to $145.2 million for the nine months ended December 31, 2023. This was primarily on account of a cash inflow due to proceeds from long term debt (net of repayment of $39 million) of $61.0 million for the nine months ended December 31, 2024 as compared to a cash outflow due to repayment of long term debt of $29.1 million for the nine months ended December 31, 2023; partially offset by a net cash outflow towards repayment of short term line of credit of $40.0 million (net of availment of $62.0 million) for the nine months ended December 31, 2024 as compared to availment of short term line of credit of $29.9 million (net of repayment of $39.7 million) for the nine months ended December 31, 2023, a cash outflow of $149.7 million towards share repurchases for the nine months ended December 31, 2024 as compared to $143.8 million for the nine months ended December 31, 2023, a cash outflow of $2.6 towards contingent consideration paid towards acquisitions for the nine months ended December 31, 2024 as compared to $2.2 million for the nine months ended December 31, 2023 and a cash outflow due to payment of debt issuance cost of $0.4 million for the nine months ended December 31, 2024 as compared to $nil for the nine months ended December 31, 2023.

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

From time to time, we receive orders of assessment from the Indian tax authorities assessing additional taxable income on us and/or our subsidiaries in connection with their review of our tax returns. We currently have orders of assessment for fiscal 2003 through fiscal 2021 pending before various appellate authorities. These orders assess additional taxable income that could in the aggregate give rise to an estimated ₹302.6 million ($3.5 million based on the exchange rate on December 31, 2024) in additional taxes, including interest of ₹51.9 million ($0.6 million based on the exchange rate on December 31, 2024).

The following sets forth the details of these orders of assessment:

Entity	Amount demanded (including interest)				Interest on amount Demanded
	(₹ and US dollars in millions)
WNS Global Services Private Limited	₹	222.0	$(2.5	)(1)	₹	29.2	$(0.3	)(1)
WNS Business Consulting Services Private Limited	₹	1.0	$(0.1	)(1)	₹	—	$—
Permanent establishment of WNS North America Inc and WNS Global Services UK Limited in India	₹	79.6	$(0.9	)(1)	₹	22.7	$(0.3	)(1)
Total	₹	302.6	$(3.5	)(1)	₹	51.9	$(0.6	)(1)

Note:

(1)	Based on the exchange rate as at December 31, 2024.

The aforementioned orders of assessment allege that the transfer prices we applied to certain of the international transactions between WNS Global or WNS BCS (each of which is one of our Indian subsidiaries), as the case may be, and our other wholly-owned subsidiaries named above were not on arm’s-length terms, disallow a tax holiday benefit claimed by us, deny the set off of brought forward business losses and unabsorbed depreciation, disallow certain expenses and payments claimed as tax deductible by WNS Global or WNS BCS, as the case may be. As at December 31, 2024, we have provided a tax reserve of ₹774.3 million ($9.0 million based on the exchange rate on December 31, 2024) primarily on account of the Indian tax authorities’ denying the set-off of brought forward business losses and unabsorbed depreciation. We have appealed against these orders of assessment before higher appellate authorities.

In addition, we currently have orders of assessment pertaining to similar issues that have been decided in our favor by appellate authorities, vacating tax demands of ₹6,644.5 million ($77.6 million based on the exchange rate on December 31, 2024) in additional taxes, including interest of ₹2,320.0 million ($27.1 million based on the exchange rate on December 31, 2024). The income tax authorities have filed or may file appeals against these orders at higher appellate authorities.

In case of disputes, the Indian tax authorities may require us to deposit with them all or a portion of the disputed amounts pending resolution of the matters on appeal. Any amount paid by us as deposits will be refunded to us with interest if we succeed in our appeals. We have deposited ₹904.1 million ($10.6 million based on the exchange rate on December 31, 2024) of the disputed amount with the tax authorities and may be required to deposit the remaining portion of the disputed amount with the tax authorities pending final resolution of the respective matters.

As at December 31, 2024, corporate tax returns for fiscal year 2022 and thereafter remain subject to examination by tax authorities in India.

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

In addition, we currently have orders of assessment outstanding for various years pertaining to pre-acquisition period of Smart Cube India Private Limited acquired in fiscal 2023, which assess additional taxable income that could in the aggregate give rise to an estimated ₹77.8 million ($0.9 million based on the exchange rate on December 31, 2024) in additional taxes, including interest of ₹45.8 million ($0.5 million based on the exchange rate on December 31, 2024). These orders of assessment disallow tax holiday benefit claimed by these acquired entities. These acquired entities have appealed against these orders of assessment before higher appellate authorities.

We have received orders of assessment from the value-added tax (“VAT”), service tax and goods and services tax (“GST”) authorities, demanding payment of ₹1,022.0 million ($11.9 million based on the exchange rate on December 31, 2024) towards VAT, service tax and GST for the period April 1, 2014 to March 31, 2023. The tax authorities have rejected input tax credit on certain types of input services. Based on consultations with our tax advisors, we believe these orders of assessments will more likely than not be vacated by the higher appellate authorities and we intend to dispute the orders of assessments.

In 2016, we also received an assessment order from the Sri Lankan Tax Authority, demanding payment of LKR 25.2 million ($0.1 million based on the exchange rate on December 31, 2024) in connection with the review of our tax return for fiscal year 2012. The assessment order challenges the tax exemption that we have claimed for export business. We have filed an appeal against the assessment order with the Sri Lankan Supreme Court in this regard. Based on consultations with our tax advisors, we believe this order of assessment will more likely than not be vacated.

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

Components of Market Risk

Exchange Rate Risk

Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenue less repair payments (non-GAAP) is denominated in pound sterling and US dollars, approximately 47.7% of our expenses (net of payments to repair centers made as part of our BFSI segment) for the nine months ended December 31, 2024, were incurred and paid in Indian rupees. The exchange rates between each of the pound sterling, the Indian rupee, the Australian dollar, the South African rand and the Philippine peso, on the one hand, and the US dollar, on the other hand, have changed substantially in recent years and may fluctuate substantially in the future.

Our exchange rate risk primarily arises from our foreign currency-denominated receivables. Based upon our level of operations for the nine months ended December 31, 2024, a sensitivity analysis shows that a 10% appreciation or depreciation in the pound sterling against the US dollar would have increased or decreased revenue by approximately $26.5 million and increased or decreased revenue less repair payments (non-GAAP) by approximately $22.9 million for the nine months ended December 31, 2024, a 10% appreciation or depreciation in the Australian dollar against the US dollar would have increased or decreased revenue and revenue less repair payments (non-GAAP) by approximately $7.1 million for the nine months ended December 31, 2024, and a 10% appreciation or depreciation in the South African rand against the US dollar would have increased or decreased revenue and revenue less repair payments (non-GAAP) by approximately $0.8 million for the nine months ended December 31, 2024. Similarly, a 10% appreciation or depreciation in the Indian rupee against the US dollar would have increased or decreased our expenses incurred and paid in Indian rupee for the nine months ended December 31, 2024 by approximately $40.5 million, a 10% appreciation or depreciation in the South African rand against the US dollar would have increased or decreased our expenses incurred and paid in South African rand for the nine months ended December 31, 2024 by approximately $6.0 million and a 10% appreciation or depreciation in the Philippine peso against the US dollar would have increased or decreased our expenses incurred and paid in Philippine peso for the nine months ended December 31, 2024 by approximately $8.6 million.

To protect against foreign exchange gains or losses on forecasted revenue and inter-company revenue, we have instituted a foreign currency cash flow hedging program. We hedge a part of our forecasted revenue and inter-company revenue denominated in foreign currencies with forward contracts and options.

Interest Rate Risk

Our exposure to interest rate risk arises from our borrowings that have a floating rate of interest, which is linked to various benchmark interest rates, including SOFR and SONIA. We manage this risk by maintaining an appropriate mix of fixed and floating rate borrowings and through the use of interest rate swap contracts. The costs of floating rate borrowings may be affected by fluctuations in the interest rates. As at December 31, 2024, we had not entered into any interest rate swap contract.

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

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our Group Chief Executive Officer and Group Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during the period covered by this quarterly report have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
None.
Use of Proceeds
None.

Share Repurchases
During the nine months ended December 31, 2024, our shareholders authorized a new share repurchase program for the repurchase of 3,000,000 ordinary shares, at a price range of $10 to $100 per ordinary share. Pursuant to the terms of the repurchase program, our ordinary shares may be purchased in the open market from time to time for 19 months from May 30, 2024, to November 29, 2025. We are not obligated under the repurchase program to repurchase a specific number of ordinary shares, and the repurchase program may be suspended at any time at our discretion. We may fund the repurchases with internal or external sources.
The table below sets forth the details of shares repurchased for the three months ended December 31, 2024 under the above mentioned share repurchase programs:

Period	No. of shares purchased	Average price paid per share (in $)	Total number of shares purchased as part of publicly announced plans or programs	Approximate US dollar value (in thousands) of shares that may yet be repurchased under the program (assuming purchase price of $100 per share)
October 1 to October 31, 2024	—	—	—	130,000
November 1 to November 30, 2024	—	—	—	130,000
December 1 to December 31, 2024	—	—	—	130,000
Total	—	—	—	130,000

Item 5. Other Information
(c) Director and Officer Trading Arrangements
During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule

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
Date: February 06, 2025

WNS (HOLDINGS) LIMITED

By:	/s/ Arijit Sen
Name:	Arijit Sen
Title:	Group Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Signatory)