Form 10-K
period 2025-03-31
WNS (HOLDINGS) LTD
filed 2025-05-13
CIK 1356570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM

TO

COMMISSION FILE NUMBER 001-32945

WNS (HOLDINGS) LIMITED
(Exact name of registrant as specified in its charter)

Jersey, Channel Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)
(I.R.S. Employer Identification No.)

Gate 4, Godrej & Boyce Complex Pirojshanagar, Vikhroli (W) Mumbai, India	400 079

HYLO, 23rd floor, 103-105 Bunhill Row, Old Street, London	ECY1Y 8LZ

515 Madison Avenue, 8th Floor, New York, NY	10022

(Addresses of principal executive offices)	(Zip codes)
+91-22-6826-2100
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading symbol(s)	Name of Each Exchange on Which Registered:
Ordinary share, par value 10 pence per share	WNS	The New York Stock Exchange
Securities registered pursuant to Section -12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☐ No ☒
As at September 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares held by non-affiliates
of the registrant was approximately $2,427.24 million, based on the closing price of the registrant’s ordinary shares on the New York Stock Exchange of $52.71 per share on the same day.
As at May 5, 2025, 46,416,689 ordinary shares of the registrant were outstanding, par value 10 pence per share.

CONVENTIONS USED IN THIS ANNUAL REPORT

In this report, references to “US” are to the United States of America, its territories and its possessions. References to “UK” are to the United Kingdom. References to “EU” are to the European Union. References to “India” are to the Republic of India. References to “China” are to the People’s Republic of China. References to “South Africa” are to the Republic of South Africa. References to “$” or “dollars” or “US dollars” are to the legal currency of the US, references to “ ₹ ” or “Indian rupees” are to the legal currency of India, references to “pound sterling” or “£” are to the legal currency of the UK, references to “pence” are to the legal currency of Jersey, Channel Islands, references to “Euro” are to the legal currency of the European Monetary Union, references to “South African rand” or “R” or “ZAR” are to the legal currency of South Africa, references to “A$” or “AUD” or “Australian dollars” are to the legal currency of Australia, references to “CHF” or “Swiss Franc” are to the legal currency of Switzerland, references to “RMB” are to the legal currency of China, references to “LKR” or “Sri Lankan rupees” are to the legal currency of Sri Lanka and references to “PHP” or “Philippine peso” are to the legal currency of the Philippines. Our financial statements are presented in US dollars and prepared in accordance with Generally Accepted Accounting Principles (“US GAAP”), as issued by the Financial Accounting Standards Board (“FASB”), as in effect as at March 31, 2025. Unless otherwise indicated, the financial information in this annual report on Form 10-K has been prepared in accordance with US GAAP, as issued by the FASB. Unless otherwise indicated, references to “GAAP” in this report are to US GAAP, as issued by the FASB. References to “IFRS” in this report are to International Financial Reporting Standards and its interpretations, as issued by the International Accounting Standards Board (“IASB”).

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

As announced previously, beginning the quarter ended June 30, 2024, the Company transitioned from preparing its financial statements in accordance with IFRS to preparing its financial statements in accordance with US GAAP. The financial statements and related information included in this report, including the comparative financial information for the previous fiscal periods, are presented in accordance with US GAAP.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains “forward-looking statements” that are based on our current expectations, assumptions, estimates and projections about our company and our industry. The forward-looking statements are subject to various risks and uncertainties. Generally, these forward-looking statements can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “project,” “seek,” “should” and similar expressions. Those statements include, among other things, the discussions of our business strategy and expectations concerning our market position, future operations, margins, profitability, liquidity and capital resources, tax assessment orders and future capital expenditures. We caution you that reliance on any forward-looking statement inherently involves risks and uncertainties, and that although we believe that the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions could be materially incorrect. These risks and uncertainties include but are not limited to:

•	worldwide economic and business conditions;

•	our dependence on a limited number of clients in a limited number of industries;

•	currency fluctuations among the Indian rupee, the pound sterling, the US dollar, the Australian dollar, the Euro, the South African rand and the Philippine peso;

•	political or economic instability in the jurisdictions where we have operations;

•	regulatory, legislative and judicial developments;

•	increasing competition in the BPM industry;

•	technological innovation;

•	our liability arising from cybersecurity attacks, fraud or unauthorized disclosure of sensitive or confidential client and customer data;

•	telecommunications or technology disruptions;

•	our ability to attract and retain clients;

•	negative public reaction in the US or the UK to offshore outsourcing;

•	our ability to collect our receivables from, or bill our unbilled services to, our clients;

•	our ability to expand our business or effectively manage growth;

•	our ability to hire and retain enough sufficiently trained employees to support our operations;

•	the effects of our different pricing strategies or those of our competitors;

•

our ability to successfully consummate, integrate and achieve accretive benefits from our strategic acquisitions, and to successfully grow our revenue and expand our service offerings and market share;

•	future regulatory actions and conditions in our operating areas;

•	our ability to manage the impact of climate change on our business; and

•	volatility of our share price.

These and other factors are more fully discussed in Part I, Item 1A. “Risk Factors,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans, objectives or projected financial results referred to in any of the forward-looking statements. Except as required by law, we do not undertake to release revisions of any of these forward-looking statements to reflect future events or circumstances.

SUMMARY OF RISK FACTORS

Below is a summary of the principal risk factors that make an investment in our ordinary shares risky or speculative. Additional risks and uncertainties not known to us or that we deem less significant may also impair our business. Additional discussion of the risks that we face can be found in Part I, Item 1A. “Risk Factors” of this annual report on Form 10-K, and should be carefully considered, together with the other information in this annual report on Form 10-K and our other filings with the Commission, before making an investment decision regarding our ordinary shares.

Risks Related to Our Business

•

The global economic and geo-political conditions have been and continue to be challenging and have had, and may continue to have, an adverse effect on the financial markets and the economy in general, which has had, and may continue to have, a material adverse effect on our business, clients, employees, financial performance, results of operations and cash flows and the prices of our ordinary shares.

•	A few major clients account for a significant portion of our revenue and any loss of business from these clients could reduce our revenue and significantly harm our business.

•

Our revenue is highly dependent on clients concentrated in a few industries, as well as clients located primarily in the US, the UK, Europe and Australia. Economic slowdowns or factors that affect these industries or the economic environment in the US, the UK, Europe or Australia could reduce our revenue and seriously harm our business.

•

Currency fluctuations among the Indian rupee, the pound sterling, the US dollar, the Australian dollar, the Euro, the South African rand and the Philippine peso could have a material adverse effect on our results of operations.

•	The international nature of our business exposes us to risks such as unexpected changes in the regulatory requirements and governmental policy changes of multiple jurisdictions.

•

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements. Failure to adhere to the laws and regulations that govern our business or our clients’ businesses that we are required to comply with in performing our services could harm our business.

•

We face competition from onshore and offshore BPM companies and from information technology companies that also offer BPM services. Our clients may also choose to run their business processes themselves, either in their home countries or through captive units located offshore.

•

Changes in technology, particularly in relation to AI, could lead to changes in our clients’ businesses as well as their requirements for business process services, which may adversely impact our business and results of operations.

•

If we cause disruptions to our clients’ businesses, provide inadequate service or are in breach of our representations or obligations, our clients may have claims for substantial damages against us. Our insurance coverage may be inadequate to cover these claims and, as a result, our profits may be substantially reduced.

•

We are liable to our clients for damages caused by unauthorized disclosure of sensitive or confidential information, whether through a breach or circumvention of our or our clients’ computer systems and processes, through our employees or otherwise. Further, cybersecurity and data privacy considerations could impact our business.

•	Our business could be materially and adversely affected if we do not protect our intellectual property or if our services are found to infringe on the intellectual property of others.

•	Our clients may terminate contracts before completion or choose not to renew contracts, which could adversely affect our business and reduce our revenue.

•	Some of our client contracts contain provisions which, if triggered, could result in lower future revenue and have an adverse effect on our business.

•	Fraud on account of circumvention of controls within our or our clients’ computer systems and processes could adversely impact our business.

•	Our business may not develop in ways that we currently anticipate due to negative public reaction to offshore outsourcing, proposed legislation or otherwise.

•

Adverse changes to our relationships with the companies with whom we have an alliance or in the business of the companies with whom we have an alliance could adversely affect our results of operations.

•	If we are unable to collect our receivables from, or bill our unbilled services to, our clients, our results of operations and cash flows could be adversely affected.

•	We may face difficulties as we expand our operations to establish delivery centers in onshore locations and offshore in countries in which we have limited or no prior operating experience.

•	We may be unable to effectively manage our growth and maintain effective internal controls, which could have a material adverse effect on our operations, results of operations and financial condition.

•	We are subject to various risks relating to human capital management.

•	Our executive and senior management team and other key team members in our business units are critical to our continued success and the loss of such personnel could harm our business.

•

We may fail to attract and retain enough sufficiently trained employees to support our operations, as competition for highly skilled personnel is significant and we experience significant employee attrition. These factors could have a material adverse effect on our business, results of operations, financial condition and cash flows.

•	Employee strikes and other labor-related disruptions may adversely affect our operations.

•	Our loan agreements impose operating and financial restrictions on us and our subsidiaries.

•

To fund our capital expenditures, service indebtedness and fund other potential liquidity requirements, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control and we may need to access the credit market to meet our liquidity requirements.

•	Wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.

•

Our operating results may differ from period to period, which may make it difficult for us to prepare accurate internal financial forecasts and respond in a timely manner to offset such period to period fluctuations.

•	If our pricing structures do not accurately anticipate the cost and complexity of performing our work, our profitability may be negatively affected.

•

We may not succeed in identifying suitable acquisition targets or integrating any acquired business into our operations, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

•	Goodwill, intangible or other assets that we carry on our balance sheet could give rise to significant impairment charges in the future.

•

We are incorporated in Jersey, Channel Islands under the “1991 Law”. If the tax benefits enjoyed by our company are withdrawn or changed, we may be liable for higher tax, thereby reducing our profitability.

•

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent or detect fraud. As a result, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on the price of our ordinary shares.

Risks Related to Key Delivery Locations

•	A substantial portion of our assets and operations are located in India and we are subject to regulatory, economic, social and political uncertainties in India.

•

Our business in South Africa is evaluated for compliance with the South African government’s Broad-Based Black Economic Empowerment (“BBBEE”) legislation. Failure to maintain a minimum BBBEE rating would result in a loss of certain government grants, and may also result in us losing certain business opportunities or clients imposing contractual penalties on us.

•	Our facilities are at risk of damage by natural disasters.

•	If the tax benefits and other incentives that we currently enjoy are reduced or withdrawn or not available for any other reason, our financial condition would be negatively affected.

•	Tax legislation and the results of actions by taxing authorities may have an adverse effect on our operations and our overall tax rate.

•	We are subject to transfer pricing and other tax related regulations and any determination that we have failed to comply with them could materially adversely affect our profitability.

•	We may be required to pay additional taxes in connection with audits by the tax authorities.

•

Terrorist attacks, civil unrest and other acts of violence in any of the countries in which we operate or their neighboring countries could adversely affect our operations, resulting in a loss of client confidence and materially adversely affecting our business, results of operations, financial condition and cash flows.

•

Increasing scrutiny of, and attention to, environmental, social and governance matters may adversely affect our business operations, clients, profitability and may further expose us to reputational risks and legal liability.

•	We are subject to a series of risks related to climate change.

•	If more stringent labor laws become applicable to us, our profitability may be adversely affected.

•	Most of our delivery centers operate on leasehold property and our inability to renew our leases on commercially acceptable terms or at all may adversely affect our results of operations.

Risks Related to Our Shares

•	Substantial future sales of our ordinary shares in the public market could cause the price of our ordinary shares to fall.

•	The market price for our ordinary shares may be volatile.

•	We may not be able to pay any dividends on our ordinary shares.

•	We qualify as a foreign private issuer and, as a result, are not subject to U.S. proxy rules.

•	We may be classified as a passive foreign investment company, which could result in adverse US federal income tax consequences to US holders of our ordinary shares.

•	If a United States person is treated as owning at least 10% of our ordinary shares, such holder may be subject to adverse US federal income tax consequences.

•	Our share repurchase programs could affect the price of our ordinary shares.

•	We have certain anti-takeover provisions in our Articles of Association that may discourage a change in control.

•	It may be difficult for you to effect service of process and enforce legal judgments against us or our affiliates.

PART I.

ITEM 1. Business

Overview

WNS (Holdings) Limited (“WNS,” “we,” “us,” “our,” or the “Company”), incorporated in 2002 under the laws of Jersey, Channel Islands, is a leading digital business transformation and services partner. WNS provides strategy, execution, and managed services, which combine specialized domain knowledge, data and analytics, advanced technologies, AI (including Generative AI (“Gen AI”)), process expertise, and global talent to deliver digitally enabled transformational solutions and business outcomes for our clients. We service many of the world’s leading companies across industries, including insurance, manufacturing and retail, travel and leisure, healthcare, banking and financial services, shipping and logistics, utilities, and hi-tech and professional services. WNS maintains headquarters in New York, U.S., London, UK, and Mumbai, India, and has over 64,000 employees globally.

A key element of our transformational engagements is our collaborative, customer-centric approach to ‘co-create’ products and solutions with our clients and strategic partners to deliver sustainable business value. We help our clients “transform” their businesses by leveraging our deep domain and process expertise, data and analytics capabilities, digital technology-enabled solutions, and global talent to identify business and process opportunities, create custom differentiated solutions, and deliver measurable outcomes. Benefits delivered to clients include improvements in cost, process efficiency, actionable insights, customer experience, governance and security, revenue generation, and competitive positioning. WNS provides both industry-specific and cross-industry solutions for our clients. Our unique, industry-aligned organizational structure and approach help us create a specialized focus on each of the verticals we serve. Our cross-industry services and solutions across multiple verticals, include consulting and transformation, data management and advanced analytics, technology and automation, finance and accounting (including procurement), customer experience, human resources, governance, risk, and compliance.

Domain-led Approach and Structure

A key element of all our services and solutions is domain expertise, which is the result of our vertical organizational structure, legacy client relationships and demonstrated experience, proprietary technology offerings, strategic acquisitions, targeted training programs, and the hiring of management with specific industry knowledge. Our deep domain expertise in each of the eight industries we serve—Travel & Leisure; Shipping & Logistics; Utilities; Manufacturing, Retail and Consumer Packaged Goods; Hi-Tech and Professional Services; Healthcare and Life Sciences; Banking and Financial Services; Insurance—helps us develop unique business insights and transform these insights into leading-edge impactful business solutions by leveraging our technology, data, analytics, and process expertise.

We have developed methodologies, frameworks, proprietary knowledge, and industry-specific technology tools and platforms targeting these industries, allowing us to provide industry-focused solutions designed to deliver business outcomes and help clients improve competitive positioning within their respective industries.

For management and reporting purposes, we structure our business into four strategic business units (“SBUs”) based on major industry verticals to provide more specialized offerings for each of the industries we serve and to more effectively manage our sales, solutions, marketing, and delivery processes. Each SBU has a dedicated Chief Business Officer (“CBO”) and digital leaders to enable it to build and deliver domain-led competencies and capabilities, develop client-specific solutions, and maintain a unified go-to-market approach. Our four SBUs are:

•	TSLU: Travel and Leisure, Shipping and Logistics, and Utilities;

•	MRHP: Manufacturing, Retail and Consumer Packaged Goods (“CPG”), Media and entertainment, and Hi-tech and Professional Services;

•	HCLS: Healthcare and Life Sciences; and

•	BFSI: Banking and Financial Services and Insurance.

Industry Overview

The global digital transformation landscape is undergoing a fundamental shift, shaped by evolving customer expectations, macroeconomic volatility, regulatory complexity, and the rapid acceleration of next-generation technologies such as AI, Gen AI, Agentic AI, cloud, and automation. Businesses across industries are reimagining their operating models to become more resilient, responsive, and future-ready—placing greater emphasis on data-led decision-making, technology-driven agility, and value-centric partnerships.

In this environment, enterprises are increasingly seeking strategic partners who can go beyond cost arbitrage and deliver integrated, technology-enabled solutions that drive measurable outcomes. The market is no longer defined by transactional engagements but by transformation-oriented relationships that span the entire enterprise value chain—from data modernization and customer experience re-engineering to AI-led decision support and industry-specific innovation. The ability to unlock business value through co-creation, deep domain understanding, and scalable digital infrastructure is now central to competitive differentiation.

Key trends shaping the industry include:

•

AI-first Transformation: Enterprises are rapidly adopting AI (including Gen AI) to automate decision cycles, enhance customer experiences, streamline operations, and reconfigure business models. These technologies are expected to drive the next wave of intelligent transformation and enable autonomous functions across industries.

•

Experience-centric Models: Superior Customer Experience (“CX”) is emerging as a critical differentiator. Enterprises are investing in omni-channel capabilities, proactive support models, and predictive engagement powered by AI and analytics.

•

Outcome-linked Partnerships: Traditional pricing models based on effort are being replaced by value-based constructs such as outcome-based, subscription-based, and transaction-linked models. These models align provider incentives with client success and enable scalable transformation.

•	Cloud and Data Modernization: Organizations are migrating to cloud-native architectures and modernizing legacy systems to unlock agility, integrate data silos, and enable real-time insights.

•

Resilience and Continuity: Given ongoing global disruptions, enterprise priorities are centered on building business continuity frameworks, enhancing cybersecurity, and enabling hybrid work environments at scale.

•

Sustainability and ESG: Enterprises are embedding environmental, social, and governance (ESG) objectives into their operating models, prompting a need for data-enabled ESG monitoring, reporting, and compliance solutions.

In this evolving context, clients are increasingly selecting transformation partners based on their ability to:

•	Deliver domain-aligned, consultative, and integrated digital solutions;

•	Drive continuous innovation across analytics, automation, and AI;

•	Offer deep process expertise across industries and enterprise functions;

•	Enable scalable operations through a global delivery model and intelligent automation; and

•	Provide tangible, business-aligned outcomes in cost, growth, customer experience, and compliance.

The global BPM industry is a large and growing industry. According to the Gartner Forecast: Services, Worldwide, 2023-2029, 1Q25 Update (26 March 2025-ID G00825111), the worldwide Business Process Services (“BPS”) market comprising traditional and digital components is estimated to be at $223 billion in the year ending 2024. Gartner has estimated that the revenues for the worldwide BPS market will grow from $230 billion in 2025 to $292.8 billion in 2029 at a compounded annual growth rate of 5.6% (compounded annual growth rate calculated by Gartner).

The following chart sets forth the estimated growth in revenue generated in the Worldwide BPS market:

Chart / Graph created by WNS Global Services based on Gartner research.

Source: Gartner, Inc., Forecast: Services, Worldwide, 2023-2029, 1Q25 Update, Srujan Akurathi, Colleen Graham et al., March 26, 2025.

The Gartner content described herein (the “Gartner Content”) represents research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. (“Gartner”) and is not a representation of fact. Gartner Content speaks as at its original publication date (and not as at the date of this annual report), and the opinions expressed in the Gartner Content are subject to change without notice.

GARTNER is a registered trademark and service mark of Gartner, Inc. and/or its affiliates in the U.S. and internationally and is used herein with permission. All rights reserved.

WNS is well-positioned to capitalize on these shifts. Our model blends industry-specific knowledge, digital capabilities, and advanced analytics to deliver decision intelligence and transformation at scale. Our co-creation-led approach, coupled with a broad portfolio of proprietary platforms, digital accelerators, and flexible commercial models, enables us to deliver measurable outcomes across industries and geographies. In fiscal 2025, 28.8% of our revenue was generated through non-linear pricing models that de-link revenue from effort, reflecting our growing role in delivering high-impact, technology-led value.

Competitive Strengths

We believe our ability to deliver domain-led, digital-first solutions at scale positions us as a strategic partner of choice for global enterprises navigating transformation. Our verticalized organizational structure enables us to build deep domain expertise across the industries we serve. This vertical focus helps us develop customized solutions by aligning our service delivery, sales, and marketing efforts to each client’s unique challenges. Our domain depth is further strengthened through longstanding client relationships, strategic acquisitions, and proprietary technology solutions.

We combine digital platforms, advanced analytics, AI, and automation to help clients unlock value and accelerate transformation. Our portfolio includes proprietary tools such as WNS TRAC, EXPIRIUS, FIAB, and industry-specific platforms supported by WNS Analytics, our data, analytics, and AI practice, and WNS-Vuram, our hyperautomation engine. These assets help us deliver measurable outcomes across finance, customer experience, procurement, and core operations.

We invest in platforms that enhance operational precision and insight. For instance, our proprietary EnABLE toolkit governs all aspects of the client transition process, embedding multi-level governance, transparency, and compliance throughout the lifecycle. In the retail and CPG space, WADESM, our purpose-built research and analytics platform, helps clients organize and analyze external data to drive informed decisions and strategy execution.

Our WNS DesAIgn Hub network in New York, London, and Pune offers immersive, co-innovation environments where clients can prototype, test, and deploy solutions using emerging technologies like Gen AI and Agentic AI. This capability fosters rapid experimentation and solutioning tailored to business strategy.

Our shift to an SBU structure, each led by a CBO, has enhanced our go-to-market agility. Each SBU is responsible for end-to-end client outcomes, from solutioning and delivery to account growth and profitability. This structure drives accountability, synergy, and operational leverage.

Business Strategy

WNS is a digital-led business transformation and services company delivering data-to-decisions capabilities at scale. We partner with global enterprises to unlock value by integrating deep domain expertise with digital technologies, analytics, AI—including Generative and Agentic AI—and an agile, outcomes-focused execution model.

Our strategy is centered on helping clients reimagine their business models, improve operational agility, and accelerate digital transformation. We bring together consulting, data and analytics, intelligent automation, and AI-driven operations to deliver measurable outcomes across revenue growth, cost efficiency, customer satisfaction, and compliance.

We continue to invest in four strategic pillars to drive growth:

1.

Expanding Digital and AI-led Capabilities: We are building industry-specific digital assets and solutions, including the WNS Malkom platform and the EXPIRIUS customer experience suite, and scaling enterprise-wide adoption of Gen AI and Agentic AI. Co-creation with clients, AI talent development in partnership with academic institutions, and investments in next-gen technologies are central to this effort;

2.

Deepening Client Relationships and Growth: Our client-centric model, built around SBUs, enables us to cross-sell integrated solutions and move up the value chain. We combine industry intimacy with consultative engagement, helping clients address increasingly complex transformation agendas. Our structured go-to-market approach—with dedicated teams for client growth (“farmers”) and new pursuits (“hunters”)—continues to yield strong client expansion and retention;

3.

Accelerating Brand and Market Visibility: We are enhancing WNS’ positioning as a transformation partner through thought leadership, analyst recognition, and proactive engagement with sourcing advisors and ecosystem partners. Our marketing efforts focus on articulating the differentiated value we deliver through domain, data, and digital convergence; and

4.

Enhancing Scale Through Strategic Acquisitions and Global Delivery: We continue to expand our capabilities through targeted acquisitions, such as Kipi.ai, and deepen delivery presence in key global markets. Our hybrid delivery and talent models provide clients with flexibility and resilience while enabling us to access new talent pools and meet evolving business continuity needs.

Our disciplined execution, client-first mindset, and continued investments in innovation and capability expansion position WNS to drive long-term stakeholder value.

Our Verticalized Organizational Structure

We structure our business into four SBUs based on major industry verticals to provide more specialized offerings for each of the industries we serve. Each of our four SBUs are describe below.

TSLU (Travel & Leisure, Shipping & Logistics, and Utilities)

Travel & Leisure

We deliver end-to-end services across the travel and leisure value chain, supported by a team that includes several hundred professionals certified by the International Air Transport Association (IATA), the Universal Federation of Travel Agents (UFTA), and other travel industry bodies.

In fiscal 2025 and 2024, this business unit accounted for 12.6% and 16.1% of our revenue, and 13.1% and 16.6% of our revenue less repair payments (non-GAAP), respectively.

Sub-verticals and industry sectors we serve include:

•	Travel Suppliers: Airlines, cargo, hotels, cruise lines, coach companies;

•	Travel Intermediaries: Online travel agencies (“OTA”), travel management companies (“TMC”), tour operators; and

•	Other Travel Segments: Airports, hospitality brands, global distribution systems (“GDS”), and travel technology companies.

Industry-specific service offerings we provide include:

•

Travel Operations (TRAVOPS): Airport operations, billing & refunds, cargo operations, fare filing and distribution, flight firming, credit card transactions, rate validation and loading, revenue integrity, airline scheduling, passenger revenue accounting, fare helpdesk/search/parity, revenue assurance, and ticketing;

•

Travel Experience (TRAVXP): Booking queries, general queries, changes and cancellations, website assistance, guest relations, refund requests, complaint management, baggage desk, claims management, chargebacks, ticket exchanges, relocation, expense management, loyalty, and rewards;

•

Travel Revenue (TRAVREV): Direct channel enhancement, revenue operations and management, inventory optimization, demand forecasting, cross-sell and up-sell, commercial planning, fleet and schedule optimization, route profitability, bookings and reservations, office sales, group bookings, booking materialization, pipeline performance, product mix insights, pricing strategy, and lead management;

•

Travel Control (TRAVCONTROL): Revenue assurance, claim fraud analytics, fare and billing, agency debit memos, airway bill verification, cargo rate audit, credit card reconciliation, fare and itinerary discrepancy, and settlement of airlines reporting;

•	Travel Sustainability (TRAVGREEN): Carbon footprint reduction and optimization;

•	Travel Consulting (TRAVCONSULT): PSS selection, loyalty strategy and advisory, benchmarking;

•	Domain-specific finance, accounting, procurement, HR; and

•	Domain-specific analytics, research, and technology services.

Technology tools/platforms include:

•	TravelBuddy: Gen AI-powered modular platform for various functions in corporate travel;

•	COMMAI: End-to-end corporate and published commission comprehension and calculation platform for OTAs and TMCs powered by Gen AI and ML;

•	EXPIRIUS: Digital customer experience model that integrates human-assisted design and travel domain expertise with AI conversational insights and consulting-led strategies;

•	Verifare Plus: Automated fare audit solution;

•	Qbay: Multi-GDS platform for queue management; and

•	ACOSS: End-to-end cargo solution powered by domain expertise, intelligent automation, and advanced analytics.

Shipping & Logistics

We are one of only a few solution providers that deliver end-to-end services to clients across the shipping and logistics industry value chain.

In fiscal 2025 and 2024, this business unit accounted for 8.0% and 7.6% of our revenue, and 8.3% and 7.9% of our revenue less repair payments (non-GAAP), respectively.

Sub-verticals and industry sectors we serve include:

•	Ocean Shipping: Non-vessel operating common carriers, ocean liners, ports and terminals, and shipping agencies;

•	Trucking: Less-than-truckload, full truckload, truck rental and leasing, compliance, safety & accountability companies;

•	Global air express and courier companies; and

•	Logistics: Third-party and fourth-party logistics services.

Industry-specific service offerings we provide include:

•	Sales & Marketing: Tariff filing and maintenance, rate quotes, service contract/rate agreement creation and maintenance, and actuarial services;

•

Operations Support: Vessel schedules (long-term, coastal), routing module maintenance, traffic control coordination, carrier booking, hazardous cargo approval, gate moves, ship husbanding, stowage planning, bay plan submission and distribution, trans-shipment maintenance and repairs, global stock reconciliation, container leasing validation, vessel performance, inventory management, driver logs, driver qualification, video log monitoring, and automotive logistics;

•	Domain-specific finance, accounting, procurement, HR; and

•	Domain-specific analytics, research, and technology services.

Technology tools/platforms include:

•

WNS Malkom: Proprietary intelligent digitization and shipment execution platform powered by AI/ML, RPA, and Gen AI. This platform redefines less-than-truckload billing and automates end-to-end Bill of Lading process.

Utilities

We deliver end-to-end digital transformation solutions to clients across the utility value chain – generation, transmission, distribution, and retail.

In recognition of our capabilities in intelligent operations and utility-specific platforms, WNS was named a ‘Leader’ and ‘Rising Star’ in the ISG Provider Lens™ Power & Utilities Services – Europe 2024, across Intelligence Business Process Management Services and Customer Information Systems and CX quadrants.

In fiscal 2025 and 2024, this business unit accounted for 7.5% and 5.9% of our revenue, and 7.8% and 6.1% of our revenue less repair payments (non-GAAP), respectively.

Sub-verticals and industry sectors we serve include:

•	Electricity;

•	Water;

•	Oil and Gas; and

•	Telecommunications (utility-linked CX and billing)

Industry-specific service offerings we provide include:

•

Digital Meter-to-Cash Revenue Cycle Operations: Comprehensive lifecycle services, including customer acquisition, billing and metering, payment processing, exception handling, debt collections and credit management, dispute resolution, and meter reading. Our services span both smart and analog meters and are designed to reduce voids, optimize energy usage, and enable net-zero carbon initiatives;

•

Customer Experience Services: Powered by our WNS EXPIRIUS platform, we enable omni-channel service models supporting billing inquiries, refunds, payment scheme changes, home-move processes, and account mapping. These services are underpinned by our Sales CoE for acquisitions, retention, cross-sell/up-sell, and asset management strategies;

•

Research and Analytics: Our analytics capabilities span structured and unstructured data mining, speech and text analytics, segmentation, revenue assurance (covering voids, home-move, collections, and vulnerable customer analytics), bankruptcy forecasting, and fraud analytics; and

•

Enterprise Shared Services: These include domain-specific finance and accounting (record-to-report, order-to-cash, AP/AR, treasury), procurement (e-sourcing, vendor rationalization, category management), supply chain optimization, and HR and payroll administration.

Technology tools/platforms include:

•	WNS EXPIRIUS: Our digital customer experience platform integrates human-assisted design, Gen AI, and domain expertise to deliver hyper-personalized, scalable omni-channel service;

•	Analytics CoE for Utilities: Offers deep decision intelligence in revenue assurance, void/property gap analytics, and vulnerable customer support;

•	AI/ML Automation Suite: Enables rapid identification and automation of repetitive processes across CX and back-office workflows; and

•	Collections Dashboard: Uses AI/ML models with advanced data integration for cash flow optimization, operational cost reduction, and improved decision-making.

MRHP (Manufacturing, Retail and CPG, Media and Entertainment, and Hi-Tech and Professional Services)

Manufacturing, Retail and CPG (MRC), Media and Entertainment

We deliver data-led, digital-first solutions to drive profitability, top-line growth, higher compliance, performance optimization, and customer experience transformation across the MRC and media and entertainment cluster. Our approach combines deep domain expertise with Gen AI, analytics, and platform-based capabilities to address evolving industry demands.

In fiscal 2025 and 2024, this business unit accounted for 13.6% and 14.3% of our revenue, and 14.1% and 14.8% of revenue less repair payments (non-GAAP), respectively.

Manufacturing

We bring deep domain and digital expertise to manufacturing clients through metrics-driven transformation programs and intelligent automation. Our solutions span the full manufacturing value chain—from supply chain, finance and accounting, and procurement to customer service and warranty management—backed by AI, Gen AI, and ESG-aligned analytics.

Sub-verticals and industry sectors we serve include:

•	Electronics and high-tech product manufacturers;

•	Metal, mining, and specialty chemicals;

•	Building, construction, and industrial manufacturing;

•	Optical equipment and imaging systems;

•	Precision engineering and aeronautical products; and

•	Food and beverage processing companies.

Industry-specific service offerings we provide include:

•	Finance and Accounting: Procure-to-Pay, Order-to-Cash, Record-to-Report, and Finance Planning & Analysis, supported by service delivery;

•	Supply Chain & Fulfillment: Sales and operations planning, demand forecasting, inventory optimization, logistics management, underpinned by domain, digital, and analytics capabilities;

•	Procurement & Sourcing: Strategic sourcing, contract management, category and spend analytics; and

•	Other services: Warranty & returns, sales & customer services, enterprise shared services.

Technology tools/platforms include:

•	Financial Intelligence-in-a-Box (FIAB): Analytics-led platform to prevent financial leakage and improve control;

•	CPO TRAC: Predictive procurement analytics solution for CPOs;

•	RPA & Intelligent Automation TRAC: Suite of automation tools tailored for the manufacturing value chain;

•	Warranty Management BPaaS: Platform-led solution for streamlined, cost-effective claims processing;

•	Digital-first Order Management: End-to-end solution covering order creation, deal pricing, warranty, and inventory analytics;

•	JE TRAC: Automated journal management platform aligned with financial close schedules;

•	TRAC ONE-F: Unified Gen AI-powered autonomous finance suite; and

•	ESG Analytics Suite: End-to-end ESG advisory and data solutions for compliance and sustainability forecasting.

Retail & Consumer Packaged Goods (CPG)

We empower global retail and CPG clients to enhance customer engagement, optimize operations, and improve financial outcomes through data-driven, digitally enabled solutions. Our offerings are designed to unlock consumer insights, optimize marketing and promotion spend, streamline operations, and deliver scalable omni-channel customer experiences. Our capabilities span the front, middle, and back offices, supported by a deep understanding of consumer behavior and retail ecosystems.

Sub-verticals and industry sectors we serve include:

•	Beverage companies;

•	Fast food chains and restaurants;

•	Processed food suppliers;

•	Cosmetics and healthcare brands;

•	Apparel and footwear companies;

•	General and specialty merchandise retailers; and

•	E-commerce.

Industry-specific service offerings we provide include:

•	Finance and Accounting: Procure-to-Pay, Order-to-Cash, Record-to-Report, and Finance Planning & Analysis, supported by service delivery;

•

Procurement & Digital Supply Chain: Strategic sourcing, contract management, category and spend analytics, supplier collaboration, logistics orchestration, digital merchandising, and catalog management;

•	Strategic and Revenue Management Solutions: Market entry strategy, brand portfolio optimization, assortment planning, trade and promotion effectiveness, and loyalty and pricing analytics;

•	Customer Experience Services: Omni-channel CX powered by WNS EXPIRIUS across phone, chat, email, social, and digital touchpoints; and

•	Enterprise Shared Services: Content Services, IT, HR operations, and compliance support.

Technology tools/platforms include:

•	WNS EXPIRIUS: Modular Gen AI-powered CX solution;

•	FIAB: Advanced analytics platform for financial leakage prevention;

•	WADESM: Market and consumer analytics engine;

•	SocioSEERTM & SENTINEL: Social and trend analytics;

•	TrackPoint Pro, Agent Assist, Fathom, and Dataturf.ai: AI tools for content extraction, post-call analysis, virtual SME support, and contextual insights; and

•	ESG Analytics Suite, TRAC ONE-F, JE TRAC: Sustainable compliance, autonomous finance, and touchless journal management.

Media & Entertainment

We enable media and entertainment clients to navigate digital disruption and unlock new revenue streams by combining deep domain knowledge with next-gen digital and analytics capabilities. Our differentiated offerings span content services, CX, royalty and rights management, and monetization strategies.

Sub-verticals and industry sectors we serve include:

•	Music, TV, film, and publishing;

•	Sports entertainment, gaming, and animation;

•	Digital media and OTT platforms; and

•	Internet and outdoor advertising.

Industry-specific service offerings include:

•	Enterprise Shared Services: End-to-end finance, procurement, HR, and IT support;

•	Digital Operations & Rights Management: Royalty lifecycle management, digital product support, and anti-piracy operations;

•	Sales, Marketing & Distribution Enablement: Integrated digital and traditional ad sales, campaign analytics, and distribution planning; and

•	Customer & Content Services: Omni-channel CX, content moderation, protection, and analytics.

Technology tools/platforms include:

•	WNS EXPIRIUS and SocioSEERTM: AI-led CX and social insights;

•	FIAB and CPO TRAC: Financial and procurement analytics;

•	SENTINEL: AI-driven whitespace identification for product innovation; and

•	ESG Analytics Suite: Supports media clients’ sustainability mandates.

Hi-Tech & Professional Services

We help hi-tech and professional services clients accelerate innovation and improve operational efficiency through AI-led, digitally enabled transformation. Our focus spans revenue operations, trust and safety, content and data management, and advanced analytics. Our clients include global technology platforms, consulting firms, and professional service providers.

In fiscal 2025 and 2024, this business unit accounted for 7.5% and 7.2% of our revenue, and 7.8% and 7.4% of our revenue less repair payments (non-GAAP), respectively.

Sub-verticals/Industry Sectors served include:

•	Internet and social media platforms;

•	Enterprise software and IT services;

•	Consumer technology companies;

•	Information processing services providers;

•	Executive search and talent advisory;

•	Strategy and consulting firms; and

•	Real estate and REIT.

Industry-specific service offerings include:

•	Content & Data Services: Product data operations (annotation), AI operations, data extraction, enrichment, Gen AI-based research;

•	Enterprise Shared Services: Finance and accounting, procurement, HR outsourcing, IT support, and customer service;

•	Advisory & Transformation Support: Workforce Management-as-a-Service, Training-as-a-Service, Transition-as-a-Service, and Quality-as-a-Service;

•	Industry-specific Services: Conveyancing, executive research; and

•	Revenue Operations and Trust & Safety Operations: Subscription management, lead qualification, KYC, fraud investigation, content moderation, and identity and background verification.

Technology tools/platforms include:

•	InfoTurf.ai: AI/Gen AI tool supporting annotation, summarization, RLHF, and automation; and

•	WNS EXPIRIUS, TRAC ONE-F: CX, finance transformation, and journal automation.

HCLS (Healthcare and Life Sciences)

We deliver end-to-end services across the healthcare and life sciences value chain.

Reflecting our domain-led capabilities, WNS was named a ‘Leader’ in NelsonHall’s Healthcare Payer Operations Transformation 2024 NelsonHall Vendor Evaluation & Assessment Tool (“NEAT”).

In fiscal 2025 and 2024, this business unit accounted for 11.1% and 13.4% of our revenue, and 11.5% and 13.8% of our revenue less repair payments (non-GAAP), respectively.

Sub-verticals and industry sectors we serve include:

•	Durable medical equipment manufacturers;

•	Health insurance companies;

•	Healthcare providers, hospitals, and diagnostic centers;

•	Pharmaceutical, biotech, and medtech companies; and

•	Third-party administrators.

Industry-specific service offerings we provide include:

•	Healthcare Providers: Revenue cycle management, medical coding, bill preparation, receivables management, payment posting, and debt analysis;

•	Payers: Claims administration, member and provider services, DRG validation, fraud detection, overpayment recovery, and utilization management;

•	DME Manufacturers: Order management, billing, patient services, collections, analytics, reporting, and sales support;

•	Pharmaceutical & Consumer Health: Competitive intelligence, forecasting, patient analytics, pricing strategy, multi-channel marketing, and scientific content creation; and

•	Enterprise Shared Services: Finance and accounting, research and analytics, technology solutions, and helpdesk and procurement support.

Technology tools/platforms include:

•	Consult™: Clinical decision support platform;

•	ClaimsTrac: Automation platform for payer claims intake and processing;

•	RADAR: Analytics-led medical bill review platform for TPAs;

•	PRECIZON: NLP-driven competitive intelligence platform;

•	Forecasto: Self-serve cloud-based forecasting tool;

•	GAGE: KPI-focused analytics platform for pharma;

•	Unified Analytics Platform: Business intelligence self-serve analytics platform;

•	WNS SKENSE: Gen AI-based data contextualization platform;

•	Therapy Area Analyzer: Disease-level repository with global market coverage; and

•	SocioSEER™: Social media analytics platform.

BFSI (Banking and Financial Services and Insurance)

Banking and Financial Services

We support leading global clients across retail and commercial banking, mortgage, capital markets, asset management, private equity, and FinTech segments with transformation-led services.

Our capabilities have been independently recognized by analyst firms, with WNS named a ‘Leader’ in NelsonHall’s Wealth & Asset Management Services 2024 NEAT, a ‘Leader’ in NelsonHall’s Transforming Core Banking Services 2025 NEAT, and a ‘Leader’ in Everest Group’s Lending Services Operations PEAK Matrix® Assessment 2024.

In fiscal 2025 and 2024, this business unit accounted for 9.7% and 8.1% of our revenue, and 10.1% and 8.3% of our revenue less repair payments (non-GAAP), respectively.

Sub-verticals and industry sectors we serve include:

•	Retail and commercial banking;

•	Mortgage operations;

•	Capital market operations; and

•	FinTech and neo-banks.

Industry-specific service offerings we provide include:

•	Retail Banking: Customer onboarding (KYC, document verification, underwriting), transaction support, fraud management, chargebacks, client servicing, and bancassurance operations;

•	Commercial Banking: Credit risk analysis, due diligence, loan setup and closure, covenant monitoring, annual reviews, AML, Nostro/Vostro reconciliation, trade finance support;

•	Capital Markets: Front-, middle-, and back-office services, including KYC/AML, risk and compliance, regulatory reporting, fund accounting, reconciliation, and corporate actions;

•	Mortgage: Origination support, pre-funding QC, closing audits, loan servicing, escrow analysis, lien release, investor reporting, default management, secondary market reviews;

•	FinTech: Application support, customer experience management, fraud monitoring, regulatory compliance, transaction monitoring, crypto-operations;

•	Research & Analytics: Equity and credit research, pitchbook support, model risk analytics, ESG overlays, macroeconomic studies; and

•	Enterprise Shared Services: Finance and accounting (FP&A, GL, reporting), sourcing and procurement, human resources, compliance operations.

Technology tools/platforms include:

•	WNS EXPIRIUS: Gen AI-enabled CX platform with modular microservices;

•	Unified Work Orchestration Platform: Workflow layer enabling seamless operations across legacy systems;

•	Mortgage-as-a-Service: Digital origination platform with RPA and AI-enabled components;

•	TrustHall: Hyperautomation platform for contract management;

•	ESGHall: ESG compliance and reporting engine;

•	KYC Customer Lifecycle Management: Workflow platform for onboarding and ongoing due diligence;

•	Gen AI Research Assist: AI-powered credit underwriting and financial research assistant;

•	Delinquency Management: Collections and loan delinquency management suite;

•	Knowledge Management Tool: Gen AI-powered advisor for investor service queries;

•	WNS SKENSE: Cognitive platform for extracting structured insights from unstructured content; and

•	Gen AI Response Interface: Summarizes customer interactions and automates resolutions.

Insurance

We provide end-to-end transformation solutions across the insurance value chain, supporting life and annuity, property and casualty, brokers, reinsurers, MGAs, and Lloyd’s syndicates.

WNS was named a ‘Leader’ in Everest Group’s Insurance Intermediaries Services PEAK Matrix® Assessment 2024 and in multiple quadrants of ISG Provider Lens™ Insurance BPO Services 2024 across key regions—North America, Europe, and ANZ—including life and retirement and related third-party administration and property and casualty.

In fiscal 2025 and 2024, this business unit accounted for 30.0% and 27.3% of our revenue, and 27.3% and 25.1% of our revenue less repair payments (non-GAAP), respectively.

Sub-verticals and industry sectors we serve include:

•	Life insurance, pensions, and annuity providers;

•	Property and casualty insurers;

•	Brokers and reinsurers; and

•	Lloyd’s market entities including MGAs, syndicates, and coverholders.

Industry-specific service offerings we provide include:

•	Operations: Underwriting support and delegated authority management, policy and claims administration, contract lifecycle management, risk and compliance services, reinsurance operations;

•	Actuarial Services: Financial modeling, product pricing, reserving, solvency and capital modeling, IFRS17 support, and catastrophe modeling;

•	Customer Experience: Omni-channel customer service, new business support, complaint management, voice/chat/e-mail assistance;

•	Research & Analytics: Subrogation analytics, fraud detection, customer and broker analytics, pricing and underwriting analytics, claims prediction, and dashboarding; and

•	Enterprise Shared Services: Finance and accounting (“F&A”) operations, HR services, sourcing and procurement, digital transformation consulting, and platform implementation.

Technology tools/platforms include:

•	Digital Workbench: Modular platform integrating systems and streamlining E2E insurance workflows;

•	Claims Straight-through Processing: Entry point for digital FNOL and downstream orchestration;

•	L&A TPA Digital Policy Administration: Cloud-native platform for life and annuity product launches and servicing;

•	Subrogation-as-a-Service: Gen AI-powered liability evaluation and recovery solution across insured and uninsured segments;

•	Medical Record Summarization: Reduces manual review time by summarizing large medical documents with Gen AI;

•	Knowledge Management Tool: Gen AI tool for interpreting policy-related queries;

•	WNS SKENSE: Cognitive platform that contextualizes unstructured data using Gen AI and ML; and

•	EXPIRIUS Microservices: Self-service, contact center as-a-service, agent assist, real-time translation, workforce engagement, user monitoring, insights-as-a-service, and customer journey mapping.

Horizontal Units

Finance and Accounting

We deliver end-to-end F&A services across a wide range of industry sectors, enabling CFOs to transform their finance function through digital innovation, data-to-insights capabilities, and deep domain expertise. Our services span core processes such as Order-to-Cash, Procure-to-Pay, Record-to-Report, and Finance Planning & Analysis. These are delivered by our CFO advisory, financial analytics, and autonomous finance solutions.

WNS was recognized as a Leader in the 2024 Gartner® Magic Quadrant™ for Finance and Accounting Business Process Outsourcing (BPO) and a ‘Leader’ in ISG Provider Lens™ F&A Outsourcing Services – Global 2024 across the P2P, O2C, R2R, and FP&A quadrants. We were also named a ‘Leader and Star Performer’ in Everest Group’s Finance and Accounting (FAO) PEAK Matrix® Assessment 2024 and as a ‘Leader’ in NelsonHall’s F&A Transformation 2024 NEAT.

In fiscal 2025 and 2024, this horizontal unit accounted for 20.0% and 21.5% of our revenue, and 20.8% and 22.2% of our revenue less repair payments (non-GAAP), respectively.

Service offerings we provide across verticals include:

•	Order-to-Cash: Credit management, customer billing, collections, dispute resolution, revenue assurance, and customer deduction management;

•	Procure-to-Pay: Sourcing and supplier relationship management, procurement operations, invoice processing, accounts payable inquiries, and month-end close activities;

•	Record-to-Report: General accounting, intercompany reconciliation, financial reporting, statutory and regulatory reporting, and taxation; and

•	Finance Planning & Analysis: Budgeting, forecasting, financial modeling, management reporting, and analytics.

Advisory and transformation services include:

•	Digital Target Operating Model (TOM): Delivered through our Digital TOM platform, which evaluates operating structures using our “Outperforming CFO Framework;”

•	Operational Excellence: Includes benchmarking, process maturity modeling, re-engineering, and CoE creation;

•	Finance Modernization: Platform optimization, ERP and bolt-on platform implementations, and intelligent automation;

•	Governance, Risk & Compliance: Risk analytics, internal audits, SOX controls, and regulatory advisory; and

•	Financial Analytics: Advanced analytics for real-time decision-making.

Technology tools/platforms include:

•	FIAB (Financial Intelligence-in-a-Box): Advanced analytics suite supporting FP&A, collections, journal entry anomaly detection, working capital optimization, and audit analytics;

•	WNS TRAC ONE-F: Unified autonomous F&A platform powered by Gen AI and hyperautomation;

•	WNS Vizonar.ai: Gen AI-powered FP&A analyst console for rapid financial reporting and insights;

•	enC@SH, Pur$e-u, DoppelSkanner, WNS Sentry: Tools for liquidity simulation, collections, duplicate detection, and audit automation; and

•	WNS Predictor, Forecaster, Risk & Audit Analytics: Platforms for predictive modeling, forecasting, and intelligent audit target identification.

Customer Experience Services

We deliver digital-first CX solutions across the interaction lifecycle by blending AI-powered automation, domain expertise, and human-assisted design. Our services are built around WNS EXPIRIUS, our proprietary Gen AI- and Agentic AI-powered CX framework.

We were recognized as a ‘Leader’ in ISG Provider Lens™ for Contact Center Customer Experience Services – Global 2024 across the Digital Operations, Intelligent Agent Experience, and Intelligent CX (AI and Analytics) quadrants. This recognition reflects our differentiated ability to deliver domain-led, AI-powered, and experience-centric CX transformation for global enterprises.

In fiscal 2025 and 2024, this horizontal unit accounted for 18.5% and 20.2% of our revenue, and 19.3% and 20.8% of our revenue less repair payments (non-GAAP), respectively.

Service offerings we provide across verticals include:

•	Customer Experience Consulting: Journey mapping, CX maturity diagnostics, omni-channel strategy, hyper-personalized interventions, and interaction analytics;

•	Centers of Excellence:

•	Sales CoE: Sales + Service model focused on transforming order-taking into revenue generation;

•	Fulfillment CoE: Seamless omni-channel fulfillment and digital enablement;

•	Assisted Digital Channels CoE: AI-augmented omni-channel support and automation; and

•	Smart Collections CoE: Integrated strategy for debt lifecycle management and performance analytics.

•	Digital Transformation: Domain-agnostic initiatives for CX/NPS uplift, digital adoption, sales growth, and cost efficiency; and

•	Engagement Models:

•	QaaS (Quality-as-a-Service): Quality framework as a managed service; and

•	WFM-as-a-Service: Forecasting and real-time workforce management support.

Technology tools/platforms include:

•	WNS EXPIRIUS Toolkit: Eight modular microservices for digital CX transformation; and

•	Specialized Solutions:

•	Gen AI-enabled Real-time Agent Assist: Virtual SME bot, guided workflows, and automated after-call summarization;

•	Digitally Simulated Training Environments: Video-led experiential learning, modular response mapping, and AI-enabled coaching;

•	Gen AI-enabled End-to-End Travel Management Tool: Conversational interface, process orchestration, and hyperpersonalization for corporate travel; and

•	Background Voice Suppression and Accent Neutralization: AI-enabled clarity enhancements for global voice support.

WNS Analytics

WNS Analytics is our data, analytics, and AI practice, enabling decision intelligence at scale for 250+ global enterprises. We deliver domain-specific productized services that integrate proprietary AI utilities with human intelligence (AI+HI) to address industry-specific challenges. At the core of these productized services are our proprietary AI utilities hub, AI lab, strategic partnerships, and a team of seasoned domain, data, analytics, and AI experts. Our capabilities span the full spectrum of consulting, implementation, and outcome-driven analytics services.

WNS was strengthened by the acquisition of Kipi.ai in March 2025, an “Elite” Snowflake partner with over 600 SnowPro certifications and 250+ proprietary accelerators. This acquisition deepens our data engineering and AI capabilities with a global team of 600+ experts.

Reflecting our leadership in AI-led transformation, WNS was recognized as a Horizons 3 – Market Leader in HFS Horizons: AADA Quadfecta Services for the Generative Enterprise™, 2024. We were also named a ‘Leader’ in the ISG Provider Lens™ Generative AI Services – Global 2024 and in the ISG Provider Lens™ Advanced Analytics and AI Services – Europe and the U.S. 2024 across the Data Science and AI Services – Specialist, Data Modernization Services – Specialist, and Advanced BI and Reporting Modernization Services – Specialist quadrants.

In fiscal 2025 and 2024, this horizontal unit accounted for 12.7% and 12.4% of our revenue, and 13.2% and 12.7% of our revenue less repair payments (non-GAAP), respectively.

Productized service offerings include:

•	Insurance: Underwriting, pricing, and claims analytics;

•	Retail & CPG: Revenue growth management, CX and loyalty analytics, supply chain analytics, and digital analytics;

•	BFSI: Investment and financial research, risk and compliance analytics, and customer analytics;

•	HCLS: Competitive intelligence, salesforce effectiveness, forecasting, and patient analytics; and

•	Travel, Logistics & Utilities: Cargo, campaign, collection, and operations analytics.

Key technology tools/platforms include:

•	WNS SKENSE: Transforms unstructured data into actionable intelligence;

•	Unified Analytics Platform: Includes insurance-specific solutions such as bordereaux management;

•	Financial Risk Intelligence: Gen AI-powered adverse news detection for banks;

•	Customer Experience Solution: Text analytics for loyalty and CX improvement;

•	Demand Planner: Real-time AI-based supply chain planning; and

•	Knowledge Management System, Marketing Mix Modeling, AI Governance Solution.

Technology Services

Our Technology Services business enables digital transformation by modernizing business models, embedding intelligence and automation, and delivering scalable integrated solutions. Powered by the WNS TRAC® suite and hyperautomation capabilities from WNS-Vuram—one of our strategic acquisitions—our cloud-native solutions are available as end-to-end BPaaS offerings or modular plug-and-play components, seamlessly integrating into client environments to drive impactful, enterprise-wide transformation.

We have been recognized for our leadership in intelligent automation and low-code application development. We were named a ‘Leader’ in Everest Group’s Low-code Application Development Services PEAK Matrix® Assessment 2024 – Focus on Appian. Additionally, ISG recognized us as a ‘Leader’ in the ISG Provider Lens™ Intelligent Automation Services 2024 across both the UK (in the Intelligent Enterprise Automation and Next-Gen Automation quadrants) and the U.S. (in the Intelligent Enterprise Automation quadrant).

In fiscal 2025 and 2024, this horizontal unit accounted for 5.0% and 4.9% of our revenue, and 5.2% and 5.1% of our revenue less repair payments (non-GAAP), respectively.

Industry-specific platforms include:

•	Travel: BIDT Audit, Verifare Plus, Qbay, TravelBuddy;

•	Insurance: Claimonix, Underwriting Workbench, Claims Straight-through Processing, L&A NXT;

•	Shipping: WNS Malkom for freight automation;

•	Healthcare: Claims TRAC;

•	Hi-tech and Professional Services: InfoTurf.ai, a Gen AI platform for research automation; and

•	Procurement: PIA+, Category PRO, Amplifi PRO, and SmartRisk PRO.

Cross-industry platforms include:

•	Finance and Accounting: TRAC ONE-F, F&A TRAC, APTRAC;

•	Digital Customer Experience: EXPIRIUS (CCaaS, Conversational AI, JourneyEX, CloudServEX, NextGen AuditIQ); and

•	Workflow automation (WNS Xpert), case management (TrackPoint Pro), and language translation tool (WNS Translate).

Hyperautomation offerings include:

•	Rapid claims and subrogation claims management system;

•	Sales Connexions for deals lifecycle management;

•	Trade finance process, encompassing initiation and completion of Letter-of-Credit process; and

•	Aged care services for healthcare advisors.

WNS Procurement

WNS Procurement helps procurement organizations become top value creators in the business by implementing transformational operating models that are category-driven, insights-led, and digitally enabled. We support over 300 global clients with end-to-end procurement solutions, delivering value through a combination of technology, data analytics, and deep sourcing expertise.

WNS Procurement was built through the strategic integration of Denali Sourcing Services (acquired in 2017), The Smart Cube, and OptiBuy (both acquired in 2022). These acquisitions expanded our portfolio from downstream procurement (part of the F&A service line) to full-scale procurement transformation offerings. In 2024, these businesses were unified and rebranded as WNS Procurement to reflect its expanded capabilities.

WNS Procurement was named a ‘Leader’ in the Everest Group PEAK Matrix® for Sourcing and Procurement Services 2024 and a ‘Leader’ in NelsonHall’s Procurement Transformation NEAT 2024. Additionally, WNS Procurement was recognized as a ‘Leader’ in the ISG Provider Lens™ Procurement Services – Global 2024 and featured as a ‘Market Leader’ in the HFS Horizons: Sourcing and Procurement Service Providers 2024 report.

Service offerings we provide across verticals include:

•	Transformation and Advisory Services: Strategy assessment, procurement operating model design, maturity evaluation, and change management services aligned with CPO and CFO priorities;

•	Managed Services: End-to-end sourcing and procurement support across category management, strategic sourcing, contract lifecycle management, supplier relationship management, and procure-to-pay;

•	Intelligence and Analytics: Category, commodity, supplier risk, market intelligence, and procurement analytics, powered by intelligence and analytics platforms and people;

•	Platform Services: Support for procurement technology deployment, including iValua, Zip, Coupa, SAP Ariba, and DocuSign implementations; and

•	Digital Enablement: Implementation of digital procurement strategies and tools, including:

•	AI-powered platforms, The Smart Cube:

•	Amplifi PRO: Provides contextualized market and supplier intelligence for smarter category decisions;

•	Category PRO: Enables end-to-end category strategy development and execution;

•	SmartRisk PRO: Continuous supplier risk monitoring and mitigation; and

•	Pipeline PRO: Simplifies stakeholder engagement with procurement through intuitive workflows.

•	PIA+: A Gen AI-powered procurement intelligence agent that delivers proactive, persona-specific recommendations, real-time alerts, and automated guidance to improve decision-making and user experience

Sales and Marketing

WNS positions itself as a digital transformation partner, combining deep domain expertise, AI-led innovation, and analytics to address client priorities across industries. Our sales and marketing strategy focuses on driving long-term client relationships through differentiated solutions, consultative selling, and a strong emphasis on co-creation and outcomes.

We operate a verticalized go-to-market strategy aligned with our SBUs, supported by horizontal capability units. This structure enables us to deliver domain-contextualized solutions tailored to client-specific needs. Our sales team is segmented into new business development professionals (“hunters”) and account managers (“farmers”), both of whom bring deep industry expertise to expand existing relationships and unlock new opportunities.

Our engagement model is designed for complex, transformation-led sales cycles. These typically involve diagnostic assessments, proofs-of-concept, pilots, and structured co-creation workshops, often delivered through our WNS DesAIgn Hubs. We focus on orchestrating large, multi-tower deals that span technology, analytics, customer experience, and managed services, supported by value-based pricing models, including outcome-based and BPaaS engagements.

Our front-line sales organization includes professionals across business development and account management roles. These professionals are based across strategic geographies, including the U.S., UK, India, Eastern Europe, Australia, South Africa, UAE, and Singapore. Our global sales organization is supported by a centralized sales enablement team that provides lead generation, research, solution design, proposal support, and transformation consulting across emerging areas such as Gen AI, hyperautomation, and advanced analytics.

We are investing significantly in evolving our sales engine toward a digital-first model. Leveraging proprietary platforms and partner solutions, our sales teams are equipped to demonstrate differentiated value propositions. These tools help drive conversations around operational efficiency, revenue enhancement, compliance, and sustainability.

Recent strategic acquisitions—including Vuram, The Smart Cube, OptiBuy, and Kipi.ai—have significantly expanded our capabilities in hyperautomation, analytics, procurement intelligence, and Snowflake-led data modernization. These have enhanced our ability to craft integrated digital transformation propositions across industries.

We are prioritizing large transformation deals in high-growth sectors such as insurance, banking, travel, healthcare, retail and CPG, and manufacturing. We believe our consultative, domain-led approach—combined with deep expertise in AI (including Gen AI)—is a key differentiator. Our clients increasingly rely on us to co-create digital strategies that unlock long-term competitive advantage.

Clients

At March 31, 2025, we had a diverse client base of 739 clients (with each client contributing more than $0.01 million in revenue in fiscal 2025) across a variety of industries and service types, including companies that we believe are among the leading players in their respective industries.

We believe the diversity in our client profile differentiates us from our competitors. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue” for additional information on our client base.

The table below sets forth the number of our clients by revenue for the periods indicated. We believe that the large number of clients who generate more than $1 million of annual revenue indicates our ability to extend the depth of our relationships with existing clients over time.

	Year ended March 31,
	2025	2024
Below $1.0 million	539	497
$1.0 million to $5.0 million	137	134
$5.0 million to $10.0 million	30	27
More than $10.0 million	33	32

Competition

We operate in a highly competitive and expanding market. We face competition from specialized service providers, broader technology services firms, and companies that manage operations in-house, including through offshore captive centers. Our key competitors include:

•	Global professional services firms specializing in data-driven operations, analytics, and digital transformation, such as EXL and Genpact;

•	Large Indian IT services companies, including Cognizant, Infosys, TCS, and Wipro;

•	Global technology and consulting firms such as Accenture, Capgemini, HP, and IBM; and

•	Consulting and analytics-focused players like Deloitte, InterGlobe, Accelya, and Mu Sigma.

We differentiate through deep domain expertise, data- and analytics-led digital solutions, and a flexible delivery model that supports both scale and agility.

Human Capital Development

At WNS, we are committed to continuous learning and capability development through our centralized Learning Academy. With over 300 programs and AI-powered platforms like GLINT and our Learning Management System (LMS), we provide accessible, personalized learning experiences globally. Our Future Skills University – WNS Education drives future-readiness through deep skilling in digital and AI. Employees benefit from certifications, webinars, masterclasses, and workshops curated with world-class universities and partners such as Carnegie Mellon, Deloitte, KPMG, and Mindmap.

Leadership Development

WNS cultivates leaders at all levels through comprehensive programs, including:

•	Signature Leadership Development Program (SLDP), in partnership with Korn Ferry and Harvard;

•	Leadership Academy, with global partners like Korn Ferry, Cornell, Deloitte, KPMG, Duarte, and LinkedIn.

•

Trusted Client Advisor tailored for client-facing roles, Human Resource Leadership Program (HRLP) with Deloitte, the CMO Program with Kellogg, and The Sales Pivot Program with The Sales Coach Network; and

•	i-Excel, a Cornell University-partnered initiative for business-specific cohorts.

Inclusion and Belonging

We promote an inclusive culture through various initiatives spearheaded by a Leadership Council and Employee Resource Groups (ERGs). Key programs include:

•	Centurion Women Leaders, in partnership with Cornell University;

•	The Inclusive Leadership Workshop and employee resource groups for women and LGBTQ+ employees; and

•	Mental wellness initiatives.

Nurturing Future Talent

Our investment in future talent includes:

•	CEO Millennial Council, a reverse mentoring platform connecting Gen Z employees with leadership;

•	COMPASS, focused on early-career development and career pathing; and

•	THE FLM League through internal coaches.

Intellectual Property

We leverage synergistic approach of utilizing our in-house proprietary software platforms and systems, seamlessly integrating with our clients’ software systems and third-party software platforms. This integration forms the foundation for delivering our comprehensive BPM and Technology services.

Our proprietary solutions, complemented by licensed software (encompass both on-premise and cloud-hosted services, including software-as-a-service/platform-as-a-service models), enables us to strategically position and market our services as fully integrated solutions within our WNS TRAC® suite. These technology solutions are integrated into our core BPM service offerings in the majority of cases.

Our principal proprietary software solutions include:

1.	WNS TRAC® industry-specific solutions, including the following:

•

Insurance TRACTM solutions including digital claims platform, WNS InVog (Insurance-in-a-box), L&A NXT, an integrated digital platform for Life & Annuities Third Party Administration and other proprietary solutions in our Insurance business unit

•

Travel TRACTM solutions, including revenue accounting platform, fare audit platform (Verifare Plus 3.0SM), fare pro-ration solution (SmartProSM), revenue integrity solution (BIDT), queue distribution and productivity management solution (QbaySM). We have also developed TravelBuddy, a Gen AI empowered platform to automate end-to-end Corporate Travel Journey.

•

S&L TRACTM solutions including WNS Malkom, a cloud native digital platform that covers end-to-end freight automation for logistics carriers and shipping companies to help drive optimization using AI/ML algorithms embedded with Gen AI and Hyper-automation with integration to client systems.

•

Healthcare TRAC™ solutions including multi-channel workflow platform for advanced document handling and improvement in process and operational efficiency (ClaimsTRAC™) and Industry-specific point-solutions used in other business units.

•	Hi-Tech and Professional Services solutions including InfoTurf.ai, a Gen AI driven platform to automate the secondary research processes was launched this year.

•

CPO TRAC™ solutions for procurement including four proprietary cutting-edge, AI-driven platforms tailored to specific procurement persona needs, integrating advanced AI and human intelligence, Amplifi PRO, SmartRisk PRO, Category PRO and Pipeline PRO. It also includes PIA+, ProjectTRAC, InsightTRAC and WNS Procurement Card.

2.	WNS auto claims software platform (Claimonix) for insurers and fleet services, which we use in our WNS Assistance business, as well as other insurance clients;

3.	WNS TRAC ® cross-industry solutions, including the following:

•

Finance & Accounting: CFO TRACTM and TRAC ONE-F solutions combining our proprietary software as well as solutions developed on 3rd party software. The suite includes F&A TRACTM, AP TRACTM, solution for end-to-end invoice processing workflow with an unified F&A Intelligent low code no code hyperautomation suite offering different applications across various F&A functions.

•

Digital Customer Experience: Digital CIS TRACTM solutions including WNS EXPIRIUS for our customer interaction service practice, combining multiple solutions across the customer interaction lifecycle including ElevateEX and EngageEX. This year, we launched NextGen AuditIQ, a GenAI solution to empower Contact Center QA function.

•	Process management solution and platform including, TrackPoint Pro (case management solution), Bridge (reporting and business intelligence platform) and Xpert (workflow platform).

4.

WNS RPA and Intelligent Automation TRACTM, including our proprietary automation solutions and solutions developed on third party partner platforms for RPA, cognitive technologies, ML and AI systems for delivering automation and transformation services to our clients.

5.

WNS-Vuram includes our hyperautomation proprietary solutions to offer end-to-end integrated services across Process Discovery, Process Mining, Intelligent Document Processing and Business Process Management software, such as TrustHall, for end-to-end commercial contract lifecycle management, AppEzy to empower business users with dynamic application building and workflows, ESGHall to enable organizations to achieve their ESG goals through automation, Dynamic Case Management, one-stop ticket handling solution which empowers organizations to easily track, prioritize, and resolve cases, Card Dispute Management, to automate card-related disputes-to-settlements lifecycle, Client Onboarding solution including KYC checks and identity verification, Rapid claims to process insurance claims from FNOL to settlement, Subrogation Claims Management System to handle subrogation claims and Aged Care Services to enable Healthcare advisors to effectively arrange service appointments for patients, address general inquiries etc

6.

OptiBuy provides procurement transformation and consulting through its proprietary assets including its “OptiPRO” methodology to help implement end-to-end procurement transformation with process mapping and mining analysis.

7.

Proprietary software, point and platform solutions for cross-industry services in WNS Analytics business unit include SKENSE, a Gen-AI led AI platform to read and contextualize complex unstructured data, KnowRA, Gen-AI enabled knowledge management platform and others

We routinely enter into licensing and non-disclosure agreements with our clients concerning the utilization of their software platforms and systems. Our proprietary software platforms and systems are safeguarded by intellectual property rights, and we acquire licenses for third-party software platforms and systems from their respective owners. In adherence to our contracts with third-party software platform providers, any solutions developed by us using our domain knowledge based on such platforms are considered our intellectual property, unless specified otherwise.

Contracts with our clients typically stipulate that all customized intellectual property tailored specifically for their use will be assigned to them, unless expressly identified as our intellectual property.

To uphold the confidentiality of sensitive information, our employees are mandated to sign confidentiality agreements as a condition of their employment. These agreements encompass confidentiality obligations regarding both our company’s and the client’s intellectual property, extending beyond the duration of their employment. Additionally, these agreements ensure that any intellectual property created or developed by our employees during their employment is duly assigned to our organization.

Furthermore, we have taken measures to protect our brand identity by registering trademarks such as “WNS”, “WNS-Extending Your Enterprise”, and “WNS TRAC” in the majority of countries where our presence is established.

Technology

Our dedicated team of experienced technology professionals are committed to supporting our clients throughout their engagement lifecycle. This team is responsible for designing, implementing, and providing ongoing support for a wide range of technology solutions to achieve business objectives of our clients.

Enterprise grade Connectivity – Our highly resilient and secure network infrastructure, utilizes both Internet and global Multi-Protocol Label Switching (MPLS) technologies. This network connects all our delivery centers and client data centers, offering a robust and redundant communication framework. Our network supports data, voice, and video services, ensuring seamless service delivery to our clients across various platforms.

Customer experience services technology infrastructure – To enhance customer interactions, we have deployed advanced omni-channel contact center platforms across all delivery centers. These platforms facilitate communication through voice, web chat, email, social media, and interactive voice response (IVR) channels. The integration of these channels is designed to optimize customer journeys, with an emphasis on self-service capabilities and compliance with the Payment Card Industry Data Security Standard (PCI DSS).

Data center infrastructure – Our data centers are strategically designed to offer both high levels of security and redundancy. These facilities support critical functions including hosting our omni-channel contact center platforms, automation tools, corporate infrastructure, and application services. Our data centers adhere to industry-leading standards of physical and logical security to safeguard both client and corporate data.

Cloud computing – We have integrated cloud computing technologies into our operational framework, leveraging services such as virtual servers, virtual storage, and web and email security tools. These cloud-based services are utilized both for client-specific applications and for internal corporate use, facilitating greater flexibility, scalability, and efficiency in service delivery.

Work from Anywhere solution – Our organization has implemented a highly secure and resilient “Work-from-Anywhere” solution, utilizing multi-cloud technologies. Central to this solution is a Zero-Trust security platform designed to protect both internal and external applications from threats associated with remote device access and data breaches. In addition to the Zero-Trust platform, we have implemented multi-factor authentication (MFA) to further enhance security across our digital ecosystem.

Technology service management methodology – Our methodology is based on the Information Technology Infrastructure Library (ITIL) framework and is centered on ensuring that over 700 clients receive effective technology implementation, service delivery, and support. Key areas of focus include end-user computing, wide area network (WAN) management, local area network (LAN) telecommunications, customer interaction management platforms, IT security, data center systems, and cloud computing platforms.

Process and Quality Assurance and Risk Management

Our process and quality assurance compliance programs are critical for the success of our operations. We have an independent quality team to monitor, analyze, and provide feedback and report process performance and compliance. Our company-wide quality management system focuses on effectively managing our client processes on an ongoing basis. Our process delivery is managed by independent empowered teams and is measured regularly against pre-defined operational metrics. We have over 2,000 employees that help us meet quality assurance and ISO 9001 standards for Quality Management Systems and ensure continued compliance. We apply Lean Six Sigma methodologies, which are statistical and process-focused methodologies to improve and deliver consistent quality to customers. We apply well-defined quality management principles to improve and provide consistent levels of service quality to our clients. In fiscal 2025, more than 4,500 different projects / ideas completed using Lean Six Sigma / Kaizen methodologies and over 3,500 ideas/ additional projects are in progress. We also trained over 20,000 employees in ISO 9001 and Lean Six Sigma principles in fiscal 2025.

Our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews reports from the Chief Risk Officer as considered appropriate regarding our company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks taken by our company are consistent with the Board’s appetite for risk.

Our risk management framework also focuses on three important elements: business continuity planning, information security and operations risk management.

Our approach to business continuity planning involves implementation of an organization-wide business continuity management framework which includes continual self-assessment, strategy formulation, execution and review. Our business continuity strategy leverages our expanding network of delivery centers for operational and technological risk mitigation in the event of a disaster. To manage our business continuity planning program, we employ a dedicated team of experienced professionals. A customized business continuity strategy is developed for key clients, depending on their specific requirements. For mission-critical processes, operations are typically split across multiple delivery centers in accordance with client-approved customized business continuity plans.

We have further enhanced our business continuity strategy, in view of the COVID-19 pandemic, through the implementation of a secure hybrid “Work-from-Home and Work-from-Office” model.

Our approach to information security involves implementation of an organization-wide information security management system, which complies with the ISO 27001:2013 to manage organizational information security risks. These measures seek to ensure that sensitive information pertaining to our company or our clients remains secure. Currently, information security systems at 52 delivery centers are ISO 27001:2013 certified, and we expect to seek similar certifications for our newer delivery centers. We also comply with the Payment Card Industry Data Security Standard (“PCI DSS”) which is a security standard aimed at helping companies proactively protect cardholder data and sensitive authentication data. In addition, on an annual basis, we undergo “Service Organization Controls (“SOC”) 1 Type 2” audits, pursuant to Statements on Standards for Attestation Engagement No. 18 and International Standards for Assurance Engagements No. 3402, with respect to our general control environment supporting operational delivery, and “SOC 2 Type 2” audits, with respect to the trust service categories of security, availability and confidentiality.

Our approach to operations risk management involves the implementation of a “three lines of defense” framework for our clients’ offshored business processes. Under this framework, the quality assurance teams embedded within the business units act as the first line of defense, an independent and centralized risk management team acts as the second line of defense and an independent centralized audit team acts as the third line of defense. Our lines of defense are designed to identify potential risks, evaluate design efficiency and operating effectiveness of controls embedded within the outsourced business processes that we manage for our clients, and propose additional controls as appropriate for mitigation of the identified risks.

In addition, our clients may be governed by regulations specific to their industries or in the jurisdictions where they operate or where their customers are domiciled which may require them to comply with certain process-specific requirements. As we serve a large number of clients globally and across various industries, we rely on our clients to identify the process-specific compliance requirements and the measures that must be implemented in order to comply with their regulatory obligations. We assist our clients to maintain and enforce compliance in their business processes by implementing control and monitoring procedures and providing training to our employees serving specific client programs. These control and monitoring procedures are separate from and in addition to our periodic internal audits.

Employee Health and Safety

We have implemented and certified our Occupational Health and Safety Management System at our major service delivery locations—India, Philippines, South Africa, Romania, and Sri Lanka—in accordance with the latest international standard ISO 45001:2018, covering our major headcount and area footprint. We have a systematic approach for integrating Environment Health and Safety (“EHS”) into our business practices. We will include other locations in the certification program in phases pursuant to the business/client requirement.

We have a well-defined EHS policy which is signed by the Group CEO. This policy reflects the intent, direction and commitment of the top management toward environment protection, health and safety of employees and contractor employees working at WNS. The four key elements of the EHS policy are:

•	Environment & sustainability

•	Encourage compliance

•	Employees & stakeholders (clients, suppliers, contractors & government)

•	EHS integration & business excellence

The purpose of the EHS system is to identify and control hazards on an on-going basis to protect the environment and the health and safety of employees and stakeholders. Our EHS management system partners with all concerned internal and external stakeholders to provide a safe and health work place. The complete EHS Program follows the Plan Do Check Act (“PDCA”) approach which provides the opportunity to identify the scope of improvement and move toward continual development.

EHS awareness is part of a new employee induction program. We have a dedicated team for risk management. The high-level risk assessments are performed and necessary control measures are placed accordingly to minimize risks. The risk management team also performs periodical risk audits at each location and follows up for the relevant closures. In addition to the high-level risk assessment performed by the risk management team, the hazard identification and risk assessment at functional/task level are also performed by the EHS team. The control measures are being set accordingly. Appropriate information and training are provided to concerned teams for better execution of the allotted role/task and continual improvement. EHS is a part of new employee induction program. Online trainings modules on health and safety topics with assessment are available for employees. Post completion of the assessment, the digital certificates are provided for the successful participants.

In addition, we have a dedicated corporate legal team that ensures complete adherence to applicable regulatory requirements. The organization has an automated online Global Compliance Manager Tool (“GCT”) to help ensure compliance.

•	GCT contains a comprehensive repository of applicable statutory compliances for each entity/branch/function.

•	GCT provides timely alerts and enables users to report compliance activities seamlessly.

•	GCT dashboard provides a real-time status of the organization’s compliance health to the management.

The on ground implementation of the local regulations and international standards as per ISO 45001 is coordinated by the facilities and admin.

Our EHS program not only protects the employees but also accounts for our contract workers through various trainings, awareness session and health screening camps. The program has a matured pathway for the management of sustainable development, while taking care of the health and safety of its employees and service providers. For this purpose, several procedures and practices have been implemented. Sites are equipped with emergency mitigating systems and procedures. Sufficient exit routes, fire alarm and fighting equipment have been installed which are periodically inspected. Mock drills and other necessary trainings are also performed. Required periodical Internal, Client and Certification audits are also conducted to check maintenance of the program.

We have an Incident Management System which is an online intranet portal to report all types of incidents. The purpose of IMS is to ensure that all Occupational Illness, Injury & Learning Incident (Near Miss), Environmental Releases by spill or leakages are appropriately managed, promptly & appropriately reported. Any event that requires investigation (due to either its intensity of harm to people, environment or property or might have potential of causing such harm) are evaluated to find the root cause and necessary corrective and preventive action shall be taken wherever required in response to it for the enhancement of safety and environmentally sound at workplace.

Sustainability

Sustainability is more than just a goal; it is a shared responsibility we uphold with integrity, forward-thinking innovation and a focus on meaningful impact. Through deep and meaningful collaborations with all our stakeholders, we consistently aim to achieve sustainable outcomes that balance value creation and growth with the well-being of our environment and society. Our employees are central to our sustainability strategy; their innovation, passion, integrity and commitment are the driving force behind our initiatives. Our environmental initiatives focus on measurable action, from advancing net-zero goals to improving resource efficiency. Digital transformation is also a key enabler of our sustainability efforts. As businesses and societies evolve, we continuously adapt, leveraging digital transformation, AI and data-driven insights to create value, that benefit all our stakeholders. Collaboration is equally vital – we work alongside clients, suppliers and communities to build sustainable value chains and are focused on creating a lasting social impact through arms like WNS Cares Foundation (WCF). As a signatory to the United Nations Global Compact (UNGC), we adhere to the principles of human rights, labor, environment and anti-corruption. We continue to submit our Communication of Progress (COP) to UNGC, demonstrating our dedication to implementing these principles within our organization. By continuously evolving our sustainability efforts, we are shaping a future where businesses and societies thrive together.

Our most recent Sustainability Report that outlines our achievements, progress and disclosures, is available in the “About us” section of our website. The information on our website (including the Sustainability Report) is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

Regulations

Due to the industry and geographic diversity of our operations and services, our operations are subject to a variety of rules and regulations, and several federal and state agencies in Australia, China, Costa Rica, Canada, France, Germany, India, Ireland, Mauritius, Malaysia, the Mexico, the Netherlands, New Zealand, the Philippines, Poland, Romania, Singapore, Slovakia, South Africa, Spain, Sri Lanka, Switzerland, Turkey, United Arab Emirates, the UK and the US that regulate various aspects of our business. See Part I, Item 1A. “Risk Factors – Risks Related to our Business – Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements. Failure to adhere to the laws and regulations that govern our business or our clients’ businesses that we are required to comply with in performing our services could harm our business.” We have benefitted from, and continue to benefit from, certain tax holidays and exemptions in various jurisdictions in which we have operations.

In fiscal 2025 and 2024, our tax rates in the Philippines and Sri Lanka impacted our effective tax rate. We would have incurred approximately $7.9 million, $10.3 million in additional income tax expense on our combined operations in our operations the Philippines and Sri Lanka in fiscal 2025 and 2024 respectively, if the tax holidays and exemptions described below had not been available for the respective periods.

We expect to continue to benefit from tax exemption benefits in the Philippines. In fiscal 2025, we operated from various delivery centers in the Philippines which commenced operations from fiscal 2020 to fiscal 2025 and are eligible for tax exemption benefits expiring between fiscal 2025 and fiscal 2031. Following the expiry of the tax benefits, income generated by the Philippines subsidiary will be taxed at the prevailing special tax rate, which currently is 5.0% on gross profit.

From January 1, 2020 through the end of fiscal 2025, our operations in Sri Lanka were eligible to claim income tax exemption with respect to the profits earned from export revenue. The Sri Lankan government has revised the corporate tax rate from 0% to 15% with respect to the profits earned from export revenue in fiscal 2026 which will have an impact on the various current and deferred tax items recorded by our subsidiary in Sri Lanka.

Enforcement of Civil Liabilities

We are incorporated in Jersey, Channel Islands. Most of our directors and executive officers reside outside of the US. Substantially all of the assets of these persons and substantially all of our assets are located outside the US. As a result, there may be difficulties for investors in effecting service of process on these persons or us within the US, or in enforcing against these persons or us, either inside or outside the US, a judgment obtained in a US court, including in particular a judgment predicated upon the civil liability provisions of the federal securities or other laws of the US or any state thereof. It is doubtful whether an original action based on US federal securities laws can be brought before Jersey courts.

A judgment of a US court is not directly enforceable in Jersey, but constitutes a cause of action on the basis of which a judgment may be obtained in the Jersey courts which will be enforced by Jersey courts provided that:

•	the court which pronounced the judgment had jurisdiction to entertain the case according to the principles recognized by Jersey law;

•	the judgment is given on the merits and is final and conclusive — it cannot be altered by the courts which pronounced it;

•

there is payable pursuant to the judgment a sum of money, being not considered by the Jersey courts to be a sum payable in respect of tax or other charges of a like nature or in respect of a fine or other penalty (subject to a non-money foreign judgment being in some circumstances also enforceable);

•	the judgment can be enforced by execution in the jurisdiction in which the judgment is given;

•	the person against whom the judgment is given does not benefit from immunity under the principles of public international law;

•	there is no earlier judgment in another court between the same parties on the same issues as are dealt with in the judgment to be enforced;

•	the judgment was not obtained by fraud or duress; and

•

the recognition and enforcement of the judgment is not contrary to public policy in Jersey or the requirements of natural justice and the right to a fair trial, which in general terms require that notice of the US proceeding was properly served on the defendant, that the defendant was given the right to be heard and represented by counsel in a free and fair trial before an independent and impartial tribunal and that judicial proceedings were substantially conducted in accordance with what could reasonably be expected by the defendant under the law of the tribunal.

Jersey courts cannot enter into the substantive merits of the foreign judgment and cannot act as a court of appeal or review over the foreign courts. A plaintiff may be required to provide security for costs in the event of proceedings being initiated in Jersey.

It is the general policy of Jersey courts to assess damages in terms of compensation for the loss or damage actually sustained by the person to whom the compensation is awarded. The award of punitive damages is rare. It has been held not to be available in respect of claims for breach of contract. Whether a judgment is contrary to public policy depends on the facts of each case. Awards which are considered to be exorbitant, unconscionable, or grossly excessive may be contrary to Jersey public policy. The Protection of Trading Interests Act 1980, an Act of the UK extended to Jersey by the Protection of Trading Interests Act 1980 (Jersey) Order 1983 (“the Order”), provides that a judgment inter alia for multiple damages is not enforceable in Jersey. A judgment for multiple damages is defined as a judgment for an amount arrived at by doubling, trebling or otherwise multiplying a sum assessed as compensation for the loss or damage sustained by the person in whose favour the judgment is given. The Order provides that a qualifying defendant (which includes a citizen of the UK and colonies, a company incorporated in Jersey and a person carrying on business in Jersey) is in some circumstances able to recover such amount paid by it as represents the excess of such multiple damages over the sum assessed as compensation by the court that gave the judgment.

In India, recognition and enforcement of foreign judgments is provided for under Section 13 and Section 44A of the Code of Civil Procedure, 1908 (India) (the “Civil Code”), as amended. Section 44A of the Civil Code provides that where a foreign judgment has been rendered by a superior court in any country or territory outside India which the Indian government has by notification declared to be a reciprocating territory, such foreign judgment may be enforced in India by proceedings in execution as if the judgment had been rendered by a competent court in India. However, Section 44A of the Civil Code is applicable only to monetary decrees not being in the nature of amounts payable in respect of taxes or other charges of a similar nature or in respect of fines or other penalties and does not include arbitration awards. The US has not been declared by the Indian government to be a reciprocating territory for the purposes of Section 44A of the Civil Code. Accordingly, a judgment of a foreign court, which is not a court in a reciprocating territory, may be enforced in India only by a fresh suit instituted in a court of India and not by proceedings in execution. Furthermore, the execution of the foreign decree under Section 44A of the Civil Code is also subject to the exception under Section 13 of the Civil Code, as discussed below.

Section 13 of the Civil Code, states that a foreign judgment is conclusive as to any matter directly adjudicated upon except:

•	where the judgment has not been pronounced by a court of competent jurisdiction;

•	where the judgment has not been given on the merits of the case;

•	where it appears on the face of the proceedings that the judgment is founded on an incorrect view of international law or a refusal to recognize the law of India in cases where such law is applicable;

•	where the proceedings in which the judgment was obtained were opposed to natural justice;

•	where the judgment has been obtained by fraud; or

•	where the judgment sustains a claim founded on a breach of any law in force in India.

The suit must be brought in India within three years from the date of the judgment in the same manner as any other suit filed to enforce a civil liability in India. It is unlikely that a court in India would award damages on the same basis as a foreign court if an action is brought in India. Furthermore, it is unlikely that an Indian court would enforce foreign judgments if it viewed the amount of damages awarded as excessive or inconsistent with public policy in India. A party seeking to enforce a foreign judgment in India is required to obtain prior approval from the Reserve Bank of India under the Indian Foreign Exchange Management Act, 1999, to repatriate any amount recovered pursuant to such execution and such amount may be subject to tax in accordance with applicable laws. Any judgment in a foreign currency would be converted into Indian rupees on the date of judgment and not on the date of payment. We cannot predict whether a suit brought in a court in India will be disposed of in a timely manner.

Available Information

We file current and periodic reports, proxy statements, and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov. We make available free of charge on our website, www.wns.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of our website are not incorporated by reference into this Annual Report.

ITEM 1A.  Risk Factors

This annual report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those described in the following risk factors and elsewhere in this annual report. If any of the following risks actually occur, our business, financial condition, results of operations and cash flows could suffer and the trading price of our ordinary shares could decline.

Risks Related to Our Business

The global economic and geo-political conditions have been and continue to be challenging and have had, and may continue to have, an adverse effect on the financial markets and the economy in general, which has had, and may continue to have, a material adverse effect on our business, clients, employees, financial performance, results of operations and cash flows and the prices of our ordinary shares.

Our business operates across 13 countries and serves clients globally, making our financial performance sensitive to global macroeconomic and geopolitical developments. Ongoing economic uncertainty and geo-political instability coupled with additional protectionist measures initiated by the United States—one of the largest BPM services markets—have significantly impacted global markets and created a high degree of uncertainty, which could continue to negatively affect our business.

Economic factors such as inflation, recession risks, elevated interest rates, currency fluctuations, and financial market volatility can affect our business. High inflation has potential to reduce consumer demand thereby affecting the volume of services managed by us. With the potential rise in inflation due to the recently initiated trade and protectionist measures between the United States and other countries, interest rates may remain elevated, which in turn could limit the availability of credit which is crucial for our and our clients’ business.

The continued and emerging conflicts in Ukraine and the Middle East have the potential to continue disrupting supply chains, increased energy and food prices, and elevated cyber threats. Our operations in Poland and Romania, which neighbor Ukraine, have experienced and may continue to experience elevated inflation and wages amidst these conflicts. The duration, extent and outcome of these conflicts remain unpredictable, which could negatively impact global sentiment and our and our clients’ business operations.

A few major clients account for a significant portion of our revenue and any loss of business from these clients could reduce our revenue and significantly harm our business.

We currently generate, and expect to continue to generate, a significant portion of our overall revenue from a relatively small group of large clients. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Revenue – Revenue by Top Clients.” Due to this high client concentration, any reduction in demand for our services by one or more of these key clients whether due to internal strategic changes, budget constraints, or shifts in outsourcing preferences could have a serious negative impact on our business performance, results of operations, financial condition, and liquidity. For example, one of our top five customers by revenue contribution in fiscal 2024, which was a customer of our HCLS SBU and accounted for 4.1%, 6.5% and 7.3% of our revenue and 4.2%, 6.8% and 7.9% of our revenue less repair payments (non-GAAP) in fiscal 2024, fiscal 2023 and fiscal 2022, respectively, served a termination notice on January 31, 2024. The termination significantly affected our revenue growth in fiscal 2025. In addition, we were required to perform an impairment assessment for the intangible asset recognized in relation to this client. Based on our assessment, we recorded an impairment charge of $30.9 million to our results of operations in fiscal 2024 on the aforementioned asset. Additionally, the loss of a major client could extend beyond financial implications, potentially damaging our reputation in the industry. Such an event might raise concerns about our stability or service delivery, which could, in turn, hinder our ability to attract new business or retain existing clients, further amplifying the adverse effects on our operations and long-term growth. In addition, the volume of work performed for specific clients is likely to vary from year to year, particularly since we may not be the exclusive outside service provider for our clients. Thus, a major client in one year may not provide the same level of revenue in any subsequent year. A number of factors other than our performance could cause the loss of or reduction in business or revenue from a client, and these factors may not be within our control. For example, a client may demand price reductions, change its outsourcing strategy or move work in-house. A client may also be acquired by a company with a different outsourcing strategy that favors switching to another BPM service provider or returning work in-house.

Our revenue is highly dependent on clients concentrated in a few industries, as well as clients located primarily in the US, the UK, Europe and Australia. Economic slowdowns or factors that affect these industries or the economic environment in the US, the UK, Europe or Australia could reduce our revenue and seriously harm our business.

A large share of our revenue comes from clients in the insurance, shipping & logistics, and travel & leisure industries. In fiscal years 2025 and 2024, these sectors together contributed over half of our total revenue. Our growth depends heavily on ongoing demand from these industries and broader outsourcing trends. However, global economic instability, inflation, rising interest rates, and geopolitical conflicts such as the conflicts between Russia and Ukraine and Israel and Hamas pose risks. These challenges can reduce client spending, disrupt business operations, and affect our financial performance. Changes in outsourcing regulations or economic downturns in key markets—such as the U.S., U.K., Europe, and Australia can also hurt our revenue, as most of our clients are based in these regions.

Other risks include consolidation in the industries that we serve and changes in our clients’ business models, which may reduce demand for our services. While financial pressure on clients can drive outsourcing, it can also lead to pricing pressure, impacting our profitability. Continued uncertainty and disruptions across industries and geographies may adversely affect our revenue and business performance.

Currency fluctuations among the Indian rupee, the pound sterling, the US dollar, the Australian dollar, the Euro, the South African rand and the Philippine peso could have a material adverse effect on our results of operations.

Although substantially all of our revenue is denominated in US dollars, pound sterling, and to a lesser extent, Euro, Australian dollars, and South African rand, a significant portion of our expenses (other than payments to repair centers, which are primarily denominated in pound sterling) are incurred and paid in Indian rupees and, to a lesser extent, in South African rand and Philippine peso. Therefore, a weakening of the rate of exchange for the pound sterling, the US dollar, the Australian dollar or Euro against the Indian rupee or, to a lesser extent, a weakening of the pound sterling against the South African rand or the Philippine peso would adversely affect our results. Furthermore, we report our financial results in US dollars and our results of operations would be adversely affected if the pound sterling, Euro or the Australian dollar depreciates against the US dollar, or if the Indian rupee or, to a lesser extent, the South African rand or the Philippine peso appreciates against the US dollar.

Fluctuations between the Indian rupee, the pound sterling, the Australian dollar, the Euro, the South African rand or the Philippine peso, on the one hand, and the US dollar, on the other hand, expose us to translation risk when transactions denominated in such currencies are translated to US dollars, our reporting currency. The exchange rates between each of the Indian rupee, the pound sterling, the Australian dollar, the Euro, the South African rand or the Philippine peso, on the one hand, and the US dollar, on the other hand, have changed substantially in recent years and may fluctuate substantially in the future.

Our results of operations would be adversely affected if the Indian rupee appreciates significantly against the US dollar or if the pound sterling or the Australian dollar depreciates against the US dollar or, to a lesser extent, if the South African rand or the Philippine peso appreciates significantly against the US dollar.

For example, the depreciation of the Indian rupee, the Philippine peso and the South African rand and the appreciation of the pound sterling and the Euro against the US dollar in fiscal 2024 positively impacted our results of operations whereas the depreciation of the Australian dollar against the US dollar negatively impacted our results of operations.

We hedge a portion of our foreign currency exposures using options and forward contracts. We cannot assure you that our hedging strategy will be successful or will mitigate our exposure to currency risk.

The international nature of our business exposes us to risks such as unexpected changes in the regulatory requirements and governmental policy changes of multiple jurisdictions.

We have operations in Canada, China, Costa Rica, India, Malaysia, the Philippines, Poland, Romania, South Africa, Sri Lanka, Turkey, the UK and the US, and we service clients across Asia, Europe, South Africa, Australia and North America. Our corporate structure also spans multiple jurisdictions, with our parent holding company incorporated in Jersey, Channel Islands, and intermediate and operating subsidiaries (including branch offices) incorporated in Australia, Canada, China, Costa Rica, France, India, Mauritius, the Netherlands, the Philippines, Romania, South Africa, Singapore, Sri Lanka, Spain, Turkey, the United Arab Emirates, the UK and the US. As a result, we are exposed to risks typically associated with conducting business internationally, many of which are beyond our control. These risks include:

•	legal uncertainty owing to the overlap of different legal regimes, and problems in asserting contractual or other rights across international borders;

•	potentially adverse tax consequences, such as scrutiny of transfer pricing arrangements by authorities in the countries in which we operate;

•	potential tariffs and other trade barriers;

•	unexpected changes in legal regimes and regulatory requirements; and

•	policy changes due to changes in government.

The new United States presidential administration has imposed or threatened significantly increased tariffs on foreign imports into the United States. The imposition of these tariffs or other trading regulations by the U.S. government on foreign countries, or by foreign countries on the U.S., could further intensify trade tensions globally which may significantly affect our customers’ businesses and therefore their ability or willingness to engage us for our services, which may result in the loss of customers and harm our business, results of operations and financial condition. In addition, while no tariffs have been imposed on services rendered from other countries to the U.S. currently, there is no assurance that the U.S. would not do so. If tariffs on services were to be enacted and/or restrictive measures placed on US companies’ ability outsource work offshore, the BPM industry and our business may be materially and adversely affected.

See “—Our revenue is highly dependent on clients concentrated in a few industries, as well as clients located primarily in the US, the UK and Australia. Economic slowdown factors that affect these industries or the economic environment in the US, the UK, Europe or Australia could reduce our revenue and seriously harm our business”

These regulatory shifts, legal changes, or other international business risks could materially and adversely affect our financial results and operational performance.

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements. Failure to adhere to the laws and regulations that govern our business or our clients’ businesses that we are required to comply with in performing our services could harm our business.

We have operations in 13 countries with a complex corporate structure that spans multiple jurisdictions and serves clients across various regions and industries. Due to our global footprint, we must comply with a wide range of complex laws and regulations. These legal requirements include areas such as import/export controls, trade restrictions, taxation, immigration, securities and financial disclosures, anti-trust and anti-competition laws, data privacy and protection, anti-corruption, and employment laws. Moreover, we are required to secure and maintain all necessary permits and licenses to operate in each jurisdiction.

Client operations are also subject to strict industry-specific regulations, and clients may require us to comply with those rules as part of their contractual agreements. This could mean delivering services in a way that ensures clients’ own regulatory compliance. Examples of applicable regulations include U.S. laws such as the Gramm-Leach-Bliley Act, HIPAA, HITECH Act, and state privacy laws such as the California Privacy Rights Act, as well as the UK Financial Services & Markets Act and the European Union’s General Data Protection Regulation (“GDPR”) and newly enacted EU Artificial Intelligence Act. Countries such as South Africa and India have also enacted data protection laws like the Protection of Personal Information Act and the Digital Personal Data Protection Act, respectively. These evolving rules increase both the cost and complexity of doing business across borders. In addition to increased costs, regulatory action can also include fines, which in the case of GDPR, can reach as high as 4% of a company’s annual global revenue.

Additionally, our subsidiary, HealthHelp, administers programs under the U.S. Centers for Medicare & Medicaid Services (“CMS”). Any changes in healthcare regulations or compliance expectations from CMS could potentially lead us to exit parts of our business.

The multinational nature of our operations—and those of our clients—makes compliance with local legal frameworks extremely resource-intensive, time-consuming, and complex. There are significant disparities in the maturity and effectiveness of legal systems across countries, which may not provide sufficient clarity or protection. In many regions, particularly where we operate or seek to expand, business practices may diverge from global standards, especially regarding anti-corruption. This raises the risk of breaching anti-bribery and corruption laws such as the UK Bribery Act 2010 and the U.S. Foreign Corrupt Practices Act 1977.

Employees, subcontractors, partners, and third parties acting on our or our affiliates’ behalf could potentially act in ways that violate our policies or regulatory requirements. These actions could trigger serious legal consequences, even if we had no prior knowledge or involvement. Potential penalties include criminal or civil enforcement, fines, contract breaches, profit forfeiture, and disqualification from future work.

If we fail to maintain the legal credentials or permits required for our services, we may lose clients, struggle to attract new ones, and face revenue declines, which could have a significant negative impact on our overall business performance and reputation.

We face competition from onshore and offshore BPM companies and from information technology companies that also offer BPM services. Our clients may also choose to run their business processes themselves, either in their home countries or through captive units located offshore.

The outsourcing services market is highly competitive, and this competition is expected to intensify from a variety of sources.

We face competition from both onshore and offshore BPM and IT services firms. Many of these competitors benefit from greater financial and human resources, deeper industry experience, stronger technological capabilities, recognized brand names, and longstanding client relationships. Furthermore, some may form alliances with each other or larger firms to better serve client needs and increase market penetration. This intensifying competition, coupled with potential pricing pressure or a loss of market share, could negatively impact our operating margins, financial performance, and overall business health. We also face competition from companies / clients adopting captive outsourcing / offshoring models.

New competitors may offer outcome / output-based pricing models for business transformative services that are offered on the back of technological advancements particularly in Artificial Intelligence based autonomous decision making systems that pose a threat by potentially replacing input based pricing models that have been traditionally followed with more efficient delivery systems.

Key competitive factors include innovative pricing models, transformative technologies, service quality, marketing and sales capabilities, business process transformation skills, and industry knowledge.

Changes in technology, particularly in relation to AI, could lead to changes in our clients’ businesses as well as their requirements for business process services, which may adversely impact our business and results of operations.

Disruptive technologies such as AI, robotic process automation, hyper-automation have the potential to disrupt our clients’ businesses, which may lead to a reduction in business handled by us.

AI and other emerging technologies are significantly shaping client expectations and transforming the competitive landscape in our industry. Our ability to adapt and remain competitive in this space is crucial to our financial success. We are increasingly integrating AI technologies such as generative AI and autonomous agentic AI into our offerings, how we deliver services to clients, and our internal operations. We are also developing new AI-based solutions and continue to make significant investments in these technologies, which will require ongoing development and operational expenses.

The AI and advanced technology market is rapidly evolving and highly competitive. We face pressure not only from established players but also from new entrants and even our own clients, who may build their own AI capabilities. If we are slower or less effective than others in bringing AI solutions to market, our competitive edge may be materially and adversely affected. Furthermore, as AI continues to advance, it could automate or replace services we currently provide, potentially reducing demand, impacting pricing, and lowering employee utilization—all of which could negatively affect our business and financial results.

Using AI internally also introduces additional risks. Since AI is still in an early stage, its algorithms may be flawed, and the data they rely on might be incomplete or biased. This can result in poor-quality outputs or unintended consequences, such as data leaks, IP infringement, or harmful impacts on individuals or society. Missteps in AI deployment by us or our partners could lead to legal exposure, regulatory scrutiny, and damage to our reputation. Additionally, some AI use cases may raise ethical concerns related to privacy, human rights, or employment, which could further affect our brand and employee retention.

AI also introduces new cybersecurity risks, including threats that are not yet fully understood. Ensuring the safety, accuracy, and fairness of AI systems requires ongoing investment, which can be costly and complex, potentially impacting profitability and demand for our services.

Developing and deploying AI also requires access to high-quality data, models, and system components—many of which come from third parties. Increased competition or supply limitations may restrict access, forcing us to explore alternatives like strategic partnerships or in-house development.

Finally, the legal and regulatory environment for AI is evolving quickly. Jurisdictions around the world—including the EU with its EU Artificial Intelligence Act, effective beginning in 2025 are implementing new rules on privacy, data protection, cybersecurity, and intellectual property as they relate to AI. Complying with these regulations may require significant operational changes and added costs. Failure to stay ahead of these developments could limit our ability to use or offer AI technologies, and expose us to legal, regulatory, or reputational risks.

If we cause disruptions to our clients’ businesses, provide inadequate service or are in breach of our representations or obligations, our clients may have claims for substantial damages against us. Our insurance coverage may be inadequate to cover these claims and, as a result, our profits may be substantially reduced.

Many client contracts include strict service level and performance requirements regarding service quality, responsiveness, and overall customer satisfaction. These are often measured through client-run quality assurance metrics and monitoring of employee-customer interactions. Failure to meet these standards or errors by employees, software, or platforms can lead to disrupted client operations, reduced revenue, or substantial damage claims. Some contracts also mandate penalties or reduced payments for unmet service expectations, potentially harming the company’s financial performance.

We rely heavily on a global network of offshore delivery centers across countries such as India, the Philippines, South Africa, and others. This model demands uninterrupted voice and data communication. Despite infrastructure redundancies, risks such as technical malfunctions, electricity outages, cyber threats, and adverse weather can disrupt operations. Since the COVID-19 pandemic, a hybrid work model has increased reliance on employees’ home infrastructure, which often lacks the power backup systems present in company facilities. Power shortages in various operational regions pose additional threats to business continuity.

Failures in core infrastructure like electricity or telecommunications, or major disruptions, can severely impair service delivery, damage client relationships, and reduce revenue. Additionally, employee commuting may be affected by disruptions like civil unrest, military conflict, strikes, or terrorist events. Despite having business continuity plans in place for some clients, uninterrupted service cannot always be guaranteed during such incidents.

Contractually, our liability for service failures is usually limited to actual damages and capped at a portion of fees under the respective agreements. However, some contracts include unlimited liability, and even in contracts with limits, these may be deemed unenforceable. Third-party claims for which the company must indemnify clients are typically not limited. Though professional indemnity insurance is in place, coverage may not always be sufficient, affordable, or guaranteed, especially for large claims. Insurers might also dispute coverage eligibility.

If one or more large claims exceed our insurance limits, or if policy terms become unfavorable (e.g., through higher premiums or deductibles), the business could face significant financial and reputational damage. In all, maintaining service quality, ensuring infrastructure reliability, managing legal liabilities, and mitigating disruptions are critical to safeguarding the company’s operations, client relationships, and long-term financial stability.

We are liable to our clients for damages caused by unauthorized disclosure of sensitive or confidential information, whether through a breach or circumvention of our or our clients’ computer systems and processes, through our employees or otherwise. Further, cybersecurity and data privacy considerations could impact our business.

We are typically required to manage, utilize and store sensitive or confidential client data in connection with the services we provide. Under the terms of our client contracts, we are required to keep such information strictly confidential. Our client contracts do not include any limitation on our liability to them with respect to breaches of our obligation to maintain confidentiality of the information we receive from them. Although we seek to implement measures to protect sensitive and confidential client data, there can be no assurance that we would be able to prevent breaches of security. Further, some of our projects require us to conduct business functions and computer operations using our clients’ systems over which we do not have control and which may not be compliant with industry security standards. In addition, some of the client designed processes that we are contractually required to follow for delivering services to them and which we are unable to unilaterally change, could be designed in a manner that allows for control weaknesses to exist and be exploited. Any vulnerability in a client’s system or client designed process, if exploited, could result in breaches of security or unauthorized transactions and result in a claim for substantial damages against us. Although we have implemented appropriate policies, procedures and infrastructure to reduce the possibility of physical, logical and personnel security breaches, along with appropriate audit oversight for verifying continued operating effectiveness of the same through internal audits and external SSAE18 / ISAE3402, ISO27001 and PCI-DSS reviews, such measures can never completely eliminate the risk of cybersecurity attacks. Additionally, remote-working solutions deployed since the COVID-19 pandemic could potentially result in heightened information technology security and data protection risks on account of services being delivered in a physically unsupervised environment. If any person, including any of our employees, compromises our or our clients’ security or otherwise mismanages or misappropriates sensitive or confidential client data, we could be subject to significant liability and lawsuits from our clients or their customers for breaching contractual confidentiality provisions or privacy laws.

The threat of cyberattacks has increased and evolved in recent years, with companies across the world, including us, having experienced a significant increase in attempted malicious attacks. To date, although there has not been a cybersecurity attack that has had a material adverse effect on our operations, there can be no assurance that there will be no material adverse effect in the future. Rapid advancements and changes to the technological landscape may require us to make significant further investments in the domain of cybersecurity in order to protect our and our clients’ data and infrastructure. In addition, such advancements coupled with the rise in the sophisticated nature of cyber threats and attacks make it possible that certain threats or vulnerabilities may not be detected in time to prevent an attack on our or our clients’ business. On account of the interconnected nature of our business, there is an interdependency between our clients, business partners and our business to implement appropriate cybersecurity controls in order to mitigate cybersecurity risk. A failure of cybersecurity controls at our client or business partners could therefore result in a breach at our company.

While we have insurance coverage for mismanagement or misappropriation of such information by our employees, that coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims against us, and our insurers may disclaim coverage as to any future claims. Penetration of the system security of our or our clients’ data centers or computer systems or unauthorized use or disclosure of sensitive or confidential client data, whether through breach of our or our clients’ computer systems, systems failure, loss or theft of assets containing confidential information or otherwise, could also have a negative impact on our reputation which would harm our business.

We also cannot be certain that advances in criminal capabilities (including cyber-attacks or cyber intrusions over the internet, malware, computer viruses and the like), discovery of new vulnerabilities or attempts to exploit existing vulnerabilities in our or our clients’ or business partners’ systems, other data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology protecting our or our client’s or business partners’ computer systems and networks that access and store sensitive information. Cyber threats, such as phishing and trojans, could intrude into our or our clients’ or business partners’ network to steal data or to seek sensitive information. Any intrusion into our systems or our clients’ or business partners’ systems (to the extent attributed to us or perceived to be attributed to us) that results in any breach of security could cause damage to our reputation and adversely impact our business and financial results. A significant failure in security measures could have a material adverse effect on our business, reputation, results of operations and financial condition.

Our business could be materially and adversely affected if we do not protect our intellectual property or if our services are found to infringe on the intellectual property of others.

Our success relies significantly on our proprietary methodologies, practices, tools, and technical expertise used in designing, developing, and maintaining applications and intellectual property (IP). To safeguard these IP, we employ appropriate contractual clauses, nondisclosure agreements, trade secret protections, and copyright, patent and trademark laws, while also entering into confidentiality agreements with employees, consultants, partners and clients. Access to proprietary information is limited to only what is necessary for business purposes.

India’s membership in the Berne Convention ensures some international IP protection, including recognition of rights under U.S. law. However, there is no certainty that IP laws and treaties across jurisdictions like India, the U.S., and others where we operate will remain effective or unchanged. Moreover, despite contractual and legal protections, we may be unable to detect or successfully act against unauthorized use of our IP. Infringement by others could negatively impact our operations, financial performance, and overall business.

Clients often provide or require the use of third-party software during service delivery. In such cases, contracts typically include indemnity clauses where clients are responsible for any IP infringement related to the third-party software they supply. However, if these indemnities are insufficient to cover damages from IP claims, we could suffer operational and financial harm. Conversely, we also indemnify clients if its services infringe on third-party IP rights. Although we believe that we are not infringing the intellectual property rights of others, claims may nonetheless be successfully asserted against us in the future. Even unfounded claims could lead to costly legal defense. If a claim is upheld, we may need to alter, discontinue, or rename our services, which could materially and adversely affect our business, financial condition, results of operations, and reputation. Thus, both enforcement and potential infringement of intellectual property represent ongoing operational risks.

Our clients may terminate contracts before completion or choose not to renew contracts, which could adversely affect our business and reduce our revenue.

Our client contracts typically span three to five years; however, many of these agreements include provisions allowing clients to terminate them with or without cause, often with a notice period of just three to six months and typically without any penalties. This flexibility puts our company at significant risk—termination of a substantial number of these contracts could severely impact revenue and overall business performance.

Client dissatisfaction, failure to meet contractual requirements, or loss of key personnel working on a client’s project can result in contract cancellation or non-renewal. In some cases, contracts allow clients to terminate the relationship if certain designated personnel leave and we cannot find suitable replacements. Major clients reducing or terminating contracts can also leave us with more unassigned employees than expected. Until these resources are reallocated or reduced, the cost of revenue as a percentage of total revenue may increase. Furthermore, we may not be able to replace lost clients quickly, which would have a prolonged negative impact on business operations and revenue.

Client demand and business continuity are also influenced by the nature of contracts and the length of the sales cycle. Most client contracts follow industry norms, meaning they are non-binding regarding the volume of business and can be cancelled at will. If a client’s expectations are not met or their strategic priorities shift, the company risks losing business or facing reductions in the scope of services provided. The lost revenue from such events may not be recoverable.

Contracts for project-based analytics and consulting services are generally short-term—often under a year—and can be terminated on short notice. These typically do not lead to recurring business, increasing revenue unpredictability.

Additionally, we face challenges during the long sales and implementation cycles—often spanning six to eighteen months for sales and up to a year for service onboarding. These periods are susceptible to delays and cancellations influenced by factors beyond our control, such as clients choosing alternate providers, using internal resources, or changing priorities. All these risks may compound our vulnerability to client loss and fluctuating demand, potentially affecting long-term revenue and growth.

Some of our client contracts contain provisions which, if triggered, could result in lower future revenue and have an adverse effect on our business.

In many of our client contracts, we agree to include certain provisions which provide for downward revision of our prices under certain circumstances. For example, certain contracts allow a client in certain limited circumstances to request a benchmark study comparing our pricing and performance with that of an agreed list of other service providers for comparable services. Based on the results of the study and depending on the reasons for any unfavorable variance, we may be required to make improvements in the service we provide or to reduce the pricing for services to be performed under the remaining term of the contract. Some of our contracts also provide that, during the term of the contract and for a certain period thereafter ranging from six to 12 months, we may not provide similar services to certain or any of their competitors using the same personnel. These restrictions may hamper our ability to compete for and provide services to other clients in the same industry, which may result in lower future revenue and profitability.

Some of our contracts specify that if a change in control of our company occurs during the term of the contract, the client has the right to terminate the contract. These provisions may result in our contracts being terminated if there is such a change in control, resulting in a potential loss of revenue.

Fraud on account of circumvention of controls within our or our clients’ computer systems and processes could adversely impact our business.

Our business is dependent on the secure and reliable operation of controls within our and our clients’ information systems and processes, whether operated or executed by our clients themselves or by us in connection with our provision of services to them. Although we take adequate measures to safeguard against system-related and other fraud, there can be no assurance that we would be able to prevent fraud or even detect them on a timely basis, particularly where it relates to our clients’ information systems which are not managed by us. For example, we have identified incidences where our employees have allegedly exploited weaknesses in information systems as well as processes in order to record fraudulent transactions. Additionally, the physically unsupervised nature of remote-working solutions adopted since the COVID-19 pandemic could potentially expose us to potential instances of fraud. We are generally required to indemnify our clients from third party claims arising out of such fraudulent transactions and our client contracts generally do not include any limitation on our liability to our clients’ losses arising from fraudulent activities by our employees. Our expansion into new markets may create additional challenges with respect to managing the risk of fraud due to the increased geographical dispersion and use of intermediaries. Accordingly, we may have significant liability arising from fraudulent transactions which may materially affect our business and financial results. Although we have professional indemnity insurance coverage for losses arising from fraudulent activities by our employees, that coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims against us, and our insurers may also disclaim coverage as to any future claims. We may also suffer reputational harm as a result of fraud committed by our employees, or by our perceived inability to properly manage fraud related risks, which could in turn lead to enhanced regulatory oversight and scrutiny.

Our business may not develop in ways that we currently anticipate due to negative public reaction to offshore outsourcing, proposed legislation or otherwise.

We have based our strategy of future growth on certain assumptions regarding our industry, services, and future demand in the market for such services. However, the trend to outsource business processes may not continue and could reverse. In addition, we cannot accurately predict the impact that any potential global pandemic/ epidemic, any related resurgence and other macroeconomic and geo-political developments might have on our clients’ outsourcing demands and efforts, which might be lower in the future, as some of our clients might decide to refrain from offshore outsourcing due to the pressures, they may face from increased unemployment in the regions in which they operate.

The issue of domestic companies outsourcing services to organizations operating in other countries is a topic of political discussion in the United States, as well as in Europe, the Asia Pacific and other regions in which we have clients. Some countries and special interest groups have expressed concerns about a perceived association between offshore outsourcing and the loss of jobs in the domestic economy. It is possible that there could be a change in the existing laws that would restrict or require disclosure of offshore outsourcing or impose new standards that have the effect of restricting the use of certain visas in the foreign outsourcing context. The measures that have been enacted to date are generally directed at restricting the ability of government agencies to outsource work to offshore business service providers. These measures have not had a significant effect on our business because governmental agencies are not a focus of our operations. However, some legislative proposals would, for example, require contact centers to disclose their geographic locations, require notice to individuals whose personal information is disclosed to non-US affiliates or subcontractors, require disclosures of companies’ foreign outsourcing practices, or restrict US private sector companies that have federal government contracts, federal grants or guaranteed loan programs from outsourcing their services to offshore service providers. Potential changes in tax laws may also increase the overall costs of outsourcing or affect the balance of offshore and onshore business services. Such changes could have an adverse impact on the economics of outsourcing for private companies in the US, which could in turn have an adverse impact on our business with US clients.

Such concerns have also led the UK and other EU jurisdictions to enact regulations which allow employees who are dismissed as a result of transfer of services, which may include outsourcing to non-UK or EU companies, to seek compensation either from the company from which they were dismissed or from the company to which the work was transferred. This could discourage EU companies from outsourcing work offshore and/or could result in increased operating costs for us. In addition, there has been publicity about the negative experiences, such as theft and misappropriation of sensitive client data, of various companies that use offshore outsourcing, particularly in India.

Current or prospective clients may elect to perform such services themselves or may be discouraged from transferring these services from onshore to offshore providers to avoid negative perceptions that may be associated with using an offshore provider. Any slowdown or reversal of existing industry trends towards offshore outsourcing would seriously harm our ability to compete effectively with competitors that operate out of facilities located in the UK or the US.

Adverse changes to our relationships with the companies with whom we have an alliance or in the business of the companies with whom we have an alliance could adversely affect our results of operations.

We have alliances with companies whose capabilities complement our own. For example, some of our services and solutions are based on technology, software or platforms provided by these companies. The priorities and objectives of these companies with whom we have an alliance may differ from ours. As most of our alliance relationships are non-exclusive, these companies with whom we have an alliance are not prohibited from competing with us or forming closer or preferred arrangements with our competitors. One or more of these companies with whom we have an alliance may be acquired by a competitor, or may merge with each other, either of which could reduce our access over time to the technology, software or platforms provided by those companies. In addition, these companies with whom we have an alliance could experience reduced demand for their technology, software or platforms, including, for example, in response to changes in technology, which could lessen related demand for our services and solutions. If we do not obtain the expected benefits from our alliance relationships for any reason, we may be less competitive and our ability to offer attractive solutions to our clients may be negatively affected, which could have an adverse effect on our results of operations.

If we are unable to collect our receivables from, or bill our unbilled services to, our clients, our results of operations and cash flows could be adversely affected.

Our business depends on our ability to successfully obtain payment from our clients for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We maintain allowances, using the expected credit loss model, against receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate and, as a result, we might need to adjust our allowances. We might not accurately assess the creditworthiness of our clients. Macroeconomic conditions, such as any domestic or global credit crisis, disruption of the global financial system, inflation and rising interest rates, have resulted and may continue to result in financial difficulties for our clients, including, but not limited to, limited access to the credit markets, insolvency or bankruptcy and, as a result, have caused and may continue to cause, clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.

We may face difficulties as we expand our operations to establish delivery centers in onshore locations and offshore in countries in which we have limited or no prior operating experience.

We plan to further expand our global presence to maintain a competitive cost structure and fulfill client delivery requirements. This includes setting up new delivery centers in regions such as Asia Pacific, North and Latin America, and Europe, potentially in countries where we do not currently operate. Some of these expansions may be into less developed countries, which could pose challenges due to lower levels of political, social, or economic stability, as well as underdeveloped infrastructure and legal systems. As we grow into new markets, we may face regulatory, personnel, technological, and other obstacles that could raise costs or delay the launch and profitability of operations in those areas. These challenges could impact our client relationships and negatively affect our business performance, financial condition, and cash flow.

We may be unable to effectively manage our growth and maintain effective internal controls, which could have a material adverse effect on our operations, results of operations and financial condition.

Since our founding in April 1996, we have significantly grown, increasing our workforce to 64,505 employees and expanding to 64 delivery centers across 13 countries. Between fiscal 2023 and 2025, we completed key acquisitions, including Vuram, The Smart Cube, OptiBuy, and Kipi.ai to enhance our automation, analytics, AI and procurement capabilities. This growth places significant demands on our management and operational resources. In order to manage growth effectively, we must implement and improve operational systems, procedures and internal controls on a timely basis. If we fail to implement these systems, procedures and controls on a timely basis, we may not be able to service our clients’ needs, hire and retain new employees, pursue new business, complete future acquisitions or operate our business effectively. Failure to effectively transfer new client business to our delivery centers, properly budget transfer costs or accurately estimate operational costs associated with new contracts could result in delays in executing client contracts, trigger service level penalties or cause our profit margins not to meet our expectations or our historical profit margins. As a result of any of these potential problems associated with expansion, our business, results of operations, financial condition and cash flows could be materially and adversely affected.

We are subject to various risks relating to human capital management.

We face risks with respect to the management of human capital resources. If not managed properly, these risks could compromise our future success and harm our business. These risks are discussed in detail below.

Our executive and senior management team and other key team members in our business units are critical to our continued success and the loss of such personnel could harm our business.

Our future success substantially depends on the performance of the members of our executive and senior management team and other key team members in each of our business units. These personnel possess technical and business capabilities including domain expertise that are difficult to replace. There is intense competition for experienced senior management and personnel with technical and industry expertise in the BPM industry, and we may not be able to retain our key personnel due to various reasons, including the compensation philosophy followed by our company as described in Part III, Item 10 “Directors, Executive Officers and Corporate Governance.” Although we have entered into employment contracts with our executive officers, certain terms of those agreements may not be enforceable and in any event these agreements do not ensure the continued service of these executive officers. In the event of a loss of any key personnel, there is no assurance that we will be able to find suitable replacements for our key personnel within a reasonable time. The loss of key members of our senior management or other key team members, particularly to competitors, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may fail to attract and retain enough sufficiently trained employees to support our operations, as competition for highly skilled personnel is significant and we experience significant employee attrition. These factors could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The BPM industry depends heavily on a large, skilled workforce, and our success is closely tied to our ability to attract, hire, train, and retain qualified talent. High employee attrition is common in the industry, including within our company. In the post-COVID hybrid work environment, shifts in the balance between work-from-home and work-from-office models whether driven by client demands or operational needs could hinder our future talent acquisition efforts. We face strong competition in regions like India, the Philippines, Romania, South Africa, and Sri Lanka, where our delivery centers are located, for professionals with the expertise required to serve our clients. Growing competition for these professionals, whether within the BPM sector or beyond, could negatively impact our business. Additionally, higher attrition among employees with niche skills may reduce efficiency and productivity, potentially leading to decreased demand for our services.

Our ability to retain and expand client relationships and secure new engagements also hinges on our capacity to hire and develop skilled talent aligned with evolving industry needs and client expectations. If we cannot effectively integrate or retain qualified employees, our business, financial condition, results of operations and cash flows could suffer.

Furthermore, our talent strategy depends on nurturing a culture of diversity, equity, and inclusion. We are committed to fostering a respectful and compliant workplace that supports diversity, equal opportunity, non-discrimination, and employee well-being. Failure to uphold these values and policies could damage our reputation, attract negative publicity, and reduce our ability to recruit and retain talent.

Employee strikes and other labor-related disruptions may adversely affect our operations.

Our business depends on a large number of employees executing client operations. Strikes or labor disputes with our employees at our delivery centers may adversely affect our ability to conduct business. Our employees are not unionized, although they may in the future form unions. We cannot assure you that there will not be any strike, lock out or material labor dispute in the future. Work interruptions or stoppages could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our loan agreements impose operating and financial restrictions on us and our subsidiaries.

We incur indebtedness in the ordinary course of business from time to time. As at March 31, 2025, we were party to a bank debt facility agreement that contains covenants and other provisions that, among other things, impose operating and financial restrictions on us and our subsidiaries. These restrictions could negatively affect our financial position. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”. For example:

•	they may increase our vulnerability to general adverse economic and industry conditions;

•

they may require us to dedicate a substantial portion of our cash flow from operations to payments on our loans, thereby reducing the availability of our cash flow to fund capital expenditure, working capital and other general corporate purposes;

•	they may require us to seek lenders’ consent prior to paying dividends on our ordinary shares;

•	they may limit our ability to incur additional borrowings or raise additional financing through equity or debt instruments; and

•	they may impose certain financial covenants on us that we may not be able to meet, which may cause the lenders to accelerate the repayment of the remaining loan outstanding.

Further, the restrictions that may be contained in our loan agreements may limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans. Our ability to comply with the covenants of our loan agreements may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures. We cannot assure you that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to us.

To fund our capital expenditures, service indebtedness and fund other potential liquidity requirements, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control and we may need to access the credit market to meet our liquidity requirements.

Our ability to fund planned capital expenditures and to make payments on outstanding loans will depend on our ability to generate cash in the future. This, to a large extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Furthermore, given the recent global economic slowdown and continued uncertainty over global economic conditions, including but not limited to conflicts between Russia and Ukraine and Israel and Hamas, and the recent trade and protectionist measures initiated by the United States, there can be no assurance that our business activity will be maintained at our expected level to generate the anticipated cash flows from operations, or that our credit facilities will be available or sufficient. If the current global economic slowdown and uncertainties continue, we may experience a decrease in demand for our services, resulting in our cash flows from operations being lower than anticipated. This may in turn result in our need to obtain financing, which may not be available to us on favorable terms or at all.

If we cannot fund our capital expenditures, service indebtedness or fund our other potential liquidity requirements, we may have to take actions such as seeking additional financing or reducing or delaying capital expenditures, strategic acquisitions and investments. We cannot assure you that any such actions, if necessary, could be undertaken on commercially reasonable terms or at all.

Wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.

Salaries and related benefits of our operations staff and other employees in countries where we have delivery centers, in particular India, are among our most significant costs. Historically, wage levels in countries like India and the Philippines have been significantly lower than in the U.S., U.K., and Europe for similarly skilled professionals, giving us a key cost advantage due to our substantial workforce in these regions. However, ongoing economic growth, rising demand for competitive services, and increased competition for skilled talent in India and the Philippines are driving wages up more rapidly than in the U.S., U.K., and Europe, potentially diminishing this advantage. To stay competitive in attracting and retaining the talent we need, we may need to increase compensation levels more aggressively than in the past.

Additionally, employees working in areas such as AI, analytics, and digital transformation typically command higher wages than those focused on digital operations and solutions. As we expand our capabilities in these high-demand services, labor costs may account for a greater portion of our revenue. Moreover, any changes in labor laws across the countries in which we operate could further increase wage expenses. If we are unable to manage these rising costs—either through expanding in lower-cost regions or passing some of the increases onto clients—our profit margins and cash flow could be adversely impacted.

Our operating results may differ from period to period, which may make it difficult for us to prepare accurate internal financial forecasts and respond in a timely manner to offset such period to period fluctuations.

Our operating results can vary considerably from one period to another due to factors such as client losses, fluctuations in business volume caused by changes in client operations or strategic decisions, delays or challenges in scaling our infrastructure, and adjustments in our pricing or that of competitors. Other contributing factors include inaccurate resource or time estimates for projects, currency exchange rate movements, and seasonal shifts in client activity. For instance, clients in the travel and leisure industry are subject to seasonal patterns, especially during the U.S. summer season, and are also affected by episodic events such as severe weather, natural disasters, disease outbreaks (e.g., the COVID-19 pandemic, which notably reduced air travel during fiscal 2021 and 2022), public health crises, geopolitical instability, and terrorism. Additionally, our contracts typically do not guarantee a specific volume of work from clients.

Moreover, our services involve a lengthy sales cycle—ranging from three to twelve months—and depend on the budgetary and approval processes of potential clients, making it difficult to predict new business timelines. Onboarding new clients or scaling up work with existing ones has sometimes progressed more slowly than anticipated. Revenue is only recognized when services are delivered and recognition criteria are met, meaning financial gains from new clients may be delayed. These challenges complicate financial forecasting and could result in quarterly outcomes that fall short of market, analyst, and investor expectations.

If our pricing structures do not accurately anticipate the cost and complexity of performing our work, our profitability may be negatively affected.

The terms of our client contracts typically range from three to five years. In many of our contracts, we commit to long-term pricing with our clients, and we negotiate pricing terms with our clients utilizing a range of pricing structures and conditions. Depending on the particular contract, these include input-based pricing (such as full-time equivalent-based pricing arrangements), fixed-price arrangements, output-based pricing (such as transaction-based pricing), outcome-based pricing, and contracts with features of all these pricing models. Our pricing is highly dependent on our internal forecasts and predictions about our projects and the marketplace, which are largely based on limited data and could turn out to be inaccurate. If we do not accurately estimate the costs and timing for completing projects, our contracts could prove unprofitable for us or yield lower profit margins than anticipated. Some of our client contracts do not allow us to terminate the contracts except in the case of non-payment by our client. If any contract turns out to be economically non-viable for us, we may still be liable to continue to provide services under the contract.

We intend to continue focusing on increasing our service offerings that are based on non-linear pricing models (such as fixed-price and outcome-based pricing models) that allow us to price our services based on the value we deliver to our clients rather than the headcount deployed to deliver the services to them. Non-linear revenues may be subject to short-term pressure on margins as initiatives in developing the products and services take time to deliver. The risk of entering into non-linear pricing arrangements is that if we fail to properly estimate the appropriate pricing for a project, we may incur lower profits or losses as a result of being unable to execute projects with the amount of labor we expected or at a margin sufficient to recover our initial investments in our solutions. While non-linear pricing models are expected to result in higher revenue productivity per employee and improved margins, they also mean that we continue to bear the risk of cost overruns, wage inflation, fluctuations in currency exchange rates and failure to achieve clients’ business objectives in connection with these projects.

Our profit margin, and therefore our profitability, are largely a function of our asset utilization and the rates we are able to recover for our services. If we are not able to maintain the pricing for our services or an appropriate seat utilization rate, without corresponding cost reductions, our profitability will suffer. The rates we are able to recover for our services are affected by a number of factors, including our clients’ perceptions of our ability to add value through our services, competition, introduction of new services or products by us or our competitors, our ability to accurately estimate, attain and sustain revenue from client contracts, margins and cash flows over increasingly longer contract periods and general economic and political conditions. Our profitability is also a function of our ability to control our costs and improve our efficiency. As we increase the number of our employees and execute our strategies for growth, we may not be able to manage the significantly larger and more geographically diverse workforce that may result, which could adversely affect our ability to control our costs or improve our efficiency. Further, because there is no certainty that our business will ramp-up at the rate that we anticipate, we may incur expenses for the increased capacity for a significant period of time without a corresponding growth in our revenue. Commencement of work and ramping up of volume of work with certain new and existing clients have in the past been slower than we had expected and may in the future be slower than we expect. If our revenue does not grow at our expected rate, we may not be able to maintain or improve our profitability.

We have in the past and may in the future enter into subcontracting arrangements for the delivery of services. For example, in China, in addition to delivering services from our own delivery center, we used to deliver services through a subcontractor’s delivery center. We could face greater risk when pricing our outsourcing contracts, as our outsourcing projects typically entail the coordination of operations and workforces with our subcontractor, and utilizing workforces with different skill sets and competencies. Furthermore, when outsourcing work we assume responsibility for our subcontractors’ performance. Our pricing, cost and profit margin estimates on outsourced work may include anticipated long-term cost savings from transformational and other initiatives that we expect to achieve and sustain over the life of the outsourcing contract. There is a risk that we will underprice our contracts, fail to accurately estimate the costs of performing the work or fail to accurately assess the risks associated with potential contracts. In particular, any increased or unexpected costs, delays or failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of this work, including those caused by factors outside our control, could make these contracts less or even not profitable, which could have an adverse effect on our profit margin.

We may not succeed in identifying suitable acquisition targets or integrating any acquired business into our operations, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our growth strategy involves gaining new clients and expanding our service offerings, both organically and through strategic acquisitions. It is possible that in the future, we may not succeed in identifying suitable acquisition targets available for sale or investments on reasonable terms, have access to the capital required to finance potential acquisitions or investments, or be able to consummate any acquisition or investments. Future acquisitions or joint ventures may also result in the incurrence of indebtedness or the issuance of additional equity securities, which may present difficulties in financing the acquisition or joint venture on attractive terms. The inability to identify suitable acquisition targets or investments or the inability to complete such transactions may affect our competitiveness and our growth prospects.

Historically, we have expanded some of our service offerings and gained new clients through strategic acquisitions. The lack of profitability of any of our acquisitions or joint ventures could have a material adverse effect on our operating results.

In addition, our management may not be able to successfully integrate any acquired business into our operations or benefit from any joint ventures that we enter into, and any acquisition we do complete or any joint venture we do enter into may not result in long-term benefits to us. For instance, if we acquire a company, we could experience difficulties in assimilating that company’s personnel, operations, technology and software, or the key personnel of the acquired company may decide not to work for us. There is no assurance that these acquisitions will be profitable for us. Further, we face the risk that the legal regime or regulatory requirements imposed on any business that we acquire may change following our acquisition and such changes may adversely affect our ability to achieve the expected accretive benefits from the acquisition, which could in turn require us to recognize an impairment of goodwill associated with the acquired business. For more information, see “—The international nature of our business exposes us to risks such as unexpected changes in the regulatory requirements and governmental policy changes of multiple jurisdictions.”

We also face risks arising from acquisitions of businesses reliant upon a small number of key clients. The value of such acquisitions may decline in the event that their key clients decide not to renew their contracts, or decrease their volume of business or the prices paid for services.

Further, we may receive claims or demands by the sellers of the entities acquired by us on the indemnities that we have provided to them for losses or damages arising from any breach of contract by us. Conversely, while we may be able to claim against the sellers on their indemnities to us for breach of contract or breach of the representations and warranties given by the sellers in respect of the entities acquired by us, there can be no assurance that our claims will succeed, or if they do, that we will be able to successfully enforce our claims against the sellers at a reasonable cost. Acquisitions and joint ventures also typically involve a number of other risks, including diversion of management’s attention, legal liabilities and the need to amortize acquired intangible assets, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Goodwill, intangible or other assets that we carry on our balance sheet could give rise to significant impairment charges in the future.

As at March 31, 2025, the company held $409.6 million in goodwill and $122.6 million in intangible assets. These assets are regularly reviewed for impairment. Goodwill, which is not amortized, is tested annually or more frequently if triggering events occur. The assessment considers factors such as economic conditions, industry trends, financial performance, and future cash flow expectations.

We evaluate qualitative factors to assess whether it is more likely than not that the fair value of a reporting unit is lower than its carrying amount. If this assessment indicates potential impairment, we proceed with a quantitative goodwill impairment test. Should the carrying value of goodwill or other intangible assets exceed their fair value, the impairment is recorded as a charge to earnings in the period it is identified. While we take steps to monitor and manage these risks, we cannot guarantee that future impairments of goodwill or intangible assets will not materially impact our business, financial condition, or operating results.

We are incorporated in Jersey, Channel Islands under the ”1991 Law”. If the tax benefits enjoyed by our company are withdrawn or changed, we may be liable for higher tax, thereby reducing our profitability.

As a company incorporated in Jersey, Channel Islands, we are currently subject to Jersey income tax at a rate of 0%. Although we continue to enjoy the benefits of the Jersey business tax regime, if Jersey tax laws change or the tax benefits we enjoy are otherwise withdrawn or changed, we may become liable for higher tax, thereby reducing our profitability.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent or detect fraud. As a result, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on the price of our ordinary shares.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports. The effective internal controls together with adequate disclosure controls and procedures are designed to prevent or detect fraud. Deficiencies in our internal controls may adversely affect our management’s ability to record, process, summarize, and report financial data on a timely basis. As a public company, we are required by Section 404 of the Sarbanes-Oxley Act of 2002 to include a report of management’s assessment on our internal control over financial reporting and an independent auditor’s attestation report on our internal control over financial reporting in our annual reports on Form 10-K.

If material weaknesses are identified in our internal controls over financial reporting, we could be required to implement remedial measures. If we fail to maintain effective disclosure controls and procedures or internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our ordinary shares.

Risks Related to Key Delivery Locations

A substantial portion of our assets and operations are located in India and we are subject to regulatory, economic, social and political uncertainties in India.

A significant portion of our assets, workforce, and business operations are based in India. Most of our employees work in India, and a large share of our services is delivered from there. As a result, our operations are exposed to shifts in India’s economic conditions and fiscal policies. Any changes in policy direction whether at the central or state government level could affect economic liberalization or deregulation efforts, potentially disrupting the broader Indian economy and our business specifically. Our ability to maintain cost-effective service delivery through our skilled Indian workforce depends heavily on a stable business environment. If the Indian government introduces policies that raise the cost of doing business or are otherwise unfavorable to us, it could erode our competitive edge and negatively impact our business, financial condition, and results of operations.

In the past, we have benefited from several Indian government and state-level policies aimed at encouraging foreign investment especially in our sector. These included tax incentives, relaxed regulations, lower import/export duties, and favorable rules on investment and fund repatriation. However, many of these supportive measures have either expired or are no longer accessible, and there’s no guarantee that similar policies will be available in the future.

India has witnessed communal clashes in the past. Although such clashes in India have, in the recent past, been sporadic and have been contained within reasonably short periods of time, any such civil disturbance in the future could result in disruptions in transportation or communication networks, as well as have adverse implications for general economic conditions in India. Such events could have a material adverse effect on our business and the value of our ordinary shares.

Our business in South Africa is evaluated for compliance with the South African government’s “BBBEE” legislation. Failure to maintain a minimum BBBEE rating would result in a loss of certain government grants, and may also result in us losing certain business opportunities or clients imposing contractual penalties on us.

Our business in South Africa is evaluated for compliance with the South African government’s BBBEE legislation against a BBBEE scorecard, which has different levels based on various criteria. South African government grants are available to businesses that meet specified conditions, including achieving a specified minimum BBBEE rating. A level one BBBEE rating has the most rigorous criteria. Additionally, many South African companies require their service providers to maintain a minimum BBBEE rating, and many of our South African client contracts contain clauses that allow our clients to terminate their contracts with us or impose specified penalties on us if we do not maintain a minimum BBBEE rating.

We conduct our domestic business in South Africa (serving clients based in South Africa) through our South Africa subsidiary, WNS South Africa (Pty) Ltd, and our international business in South Africa (serving clients based outside South Africa) through our South Africa subsidiary, WNS Global Services SA (Pty) Limited. We currently meet the minimum BBBEE rating required under our contracts with our South African clients and are eligible for government grants associated with our domestic and international business.

However, there is no assurance that we will be successful in maintaining our existing BBBEE rating with respect to WNS Global Services SA (Pty) Limited or WNS South Africa (Pty) Ltd in our future annual BBBEE verification audits or thereafter. If we fail to maintain or achieve the required minimum BBBEE ratings, we will cease to be eligible for government grants, will be disqualified from bidding for certain business, and certain of our clients may terminate their contracts with us or impose penalties on us. These outcomes would have an adverse effect on our business, results of operations, financial condition and cash flows.

Our facilities are at risk of damage by natural disasters.

Our operational facilities and communication hubs may be damaged in natural disasters including but not limited to the earthquakes, floods, heavy rains, tsunamis and cyclones. For example, Durban, South Africa was affected by severe flooding in April 2022. Although our clients experienced minimal disruptions during the flood due to the business continuity planning and infrastructure resiliency measures we have implemented with a view to minimizing the impact of natural disasters on our business, such measures may be rendered less effective in other circumstances. In addition, we have operational facilities and communication hubs located in regions which are considered to be particularly vulnerable to natural disasters, such as the Philippines and Houston in the United States, which have experienced severe natural disasters such as typhoons, hurricanes and floods. Such natural disasters may lead to disruption to information systems and telephone service for sustained periods, and such natural disasters may become more frequent or intense as a result of climate change. Damage or destruction that interrupts our provision of BPM services could damage our relationships with our clients and may cause us to incur substantial additional expenses to repair or replace damaged equipment or facilities. We may also be liable to our clients for disruption in service resulting from such damage or destruction. While we currently have property damage insurance and business interruption insurance, our insurance coverage may not be sufficient. Furthermore, we may be unable to secure such insurance coverage at premiums acceptable to us in the future or secure such insurance coverage at all. Prolonged disruption of our services as a result of natural disasters would also entitle our clients to terminate their contracts with us, thereby materially impacting our business, financial condition, or operating results.

If the tax benefits and other incentives that we currently enjoy are reduced or withdrawn or not available for any other reason, our financial condition would be negatively affected.

We have benefitted from, and continue to benefit from, certain tax holidays and exemptions in various jurisdictions in which we have operations. In fiscal 2025 and 2024, our tax holidays and exemptions in the Philippines and Sri Lanka impacted our effective tax rate favorably. By way of illustration, if these tax holidays and exemptions had not been available, we would have incurred approximately $7.9 million and $10.3 million in additional income tax expense on our combined operations in the Philippines and Sri Lanka in fiscal 2025 and 2024.

We expect our tax rate in the Philippines to continue to impact our effective tax rate.

In fiscal 2025, we operated from various delivery centers in the Philippines which commenced operations from fiscal 2020 to fiscal 2025 and are eligible for tax exemption benefits expiring between fiscal 2025 and fiscal 2031. Following the expiry of the tax benefits, income generated by the Philippines subsidiary will be taxed at the prevailing special tax rate, which currently is 5.0% on gross profit.

From January 1, 2020 through the end of fiscal 2025, our operations in Sri Lanka were eligible to claim income tax exemption with respect to the profits earned from export revenue. The Sri Lankan government has revised the corporate tax rate from 0% to 15% with respect to the profits earned from export revenue in fiscal 2026 which will have an impact on the various current and deferred tax items recorded by our subsidiary in Sri Lanka.

When any of our tax holidays or exemptions expire or terminate, or if the applicable government withdraws, or changes the conditions of or reduces the benefits of, a tax holiday or exemption that we enjoy, our tax expense may materially increase and this increase may have a material impact on our results of operations. The applicable tax authorities may also disallow deductions claimed by us and assess additional taxable income on us in connection with their review of our tax returns.

Tax legislation and the results of actions by taxing authorities may have an adverse effect on our operations and our overall tax rate.

The government of India, the US or other jurisdictions where we have a presence could enact new tax legislation which would have a material adverse effect on our business, results of operations and financial condition. In addition, our ability to repatriate surplus earnings from our delivery centers in a tax-efficient manner is dependent upon interpretations of local laws, possible changes in such laws and the renegotiation of existing double tax avoidance treaties. Changes to any of these may adversely affect our overall tax rate, or the cost of our services to our clients, which would have a material adverse effect on our business, results of operations and financial condition.

We are subject to transfer pricing and other tax related regulations and any determination that we have failed to comply with them could materially adversely affect our profitability.

Transfer pricing regulations to which we are subject require that any international transaction among our company and its subsidiaries, or the WNS group enterprises, be on arm’s-length terms. We believe that the international transactions among the WNS group enterprises are on arm’s-length terms. If, however, the applicable tax authorities determine that the transactions among the WNS group enterprises do not meet arm’s-length criteria, we may incur increased tax liability, including accrued interest and penalties. This would cause our tax expense to increase, possibly materially, thereby reducing our profitability and cash flows. We had signed an advance pricing agreement with the Government of India on transfer pricing matters over certain transactions covered thereunder for a period of five years starting from April 2018. We have filed an application with the Government of India for the renewal of the advance pricing agreement on similar terms for another five years starting from April 2023.

We may be required to pay additional taxes in connection with audits by the tax authorities.

From time to time, we receive orders of assessment from Indian tax authorities assessing additional taxable income on us and/or our subsidiaries in connection with their review of our tax returns. We currently have orders of assessment in fiscal 2003 through fiscal 2021 pending before various appellate authorities. These orders assess additional taxable income that could in the aggregate give rise to an estimated ₹ 302.6 million ($3.5 million based on the exchange rate on March 31, 2025) in additional taxes, including interest of ₹ 51.9 million ($0.6 million based on the exchange rate on March 31, 2025).

These orders of assessment allege, among others, that the transfer prices we applied to certain international transactions between our Indian subsidiaries and our other subsidiaries were not on arm’s-length terms, disallow a tax holiday benefit claimed by us, deny the set-off of brought forward business losses and unabsorbed depreciation and disallow certain expenses claimed as tax deductible by our Indian subsidiaries, as the case may be. As at March 31, 2025 we have provided a tax reserve of ₹ 774.3 million ($9.06 million based on the exchange rate on March 31, 2025) primarily on account of the Indian tax authorities’ denying the set off of brought forward business losses and unabsorbed depreciation. We have appealed against these orders of assessment before higher appellate authorities. For more details on these assessments, See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tax Assessment Orders.”

In addition, we currently have orders of assessment pertaining to similar issues that have been decided in our favor by appellate authorities, vacating tax demands of ₹6,644.5 million ($77.7 million based on the exchange rate on March 31, 2025) in additional taxes, including interest of ₹2,320.0 million ($27.1 million based on the exchange rate on March 31, 2025). The income tax authorities have filed or may file appeals against these orders at higher appellate authorities.

In case of disputes, the Indian tax authorities may require us to deposit with them all or a portion of the disputed amounts pending resolution of the matters on appeal. Any amount paid by us as deposits will be refunded to us with interest if we succeed in our appeals. We have deposited ₹904.1 million ($10.6 million based on the exchange rate on March 31, 2025) of the disputed amount with the tax authorities and may be required to deposit the remaining portion of the disputed amount with the tax authorities pending final resolution of the respective matters.

As at March 31, 2025, corporate tax returns for fiscal 2022 and thereafter remain subject to examination by tax authorities in India.

After consultation with our Indian tax advisors and based on the facts of these cases, certain legal opinions from counsel, the nature of the tax authorities’ disallowances and the orders from appellate authorities deciding similar issues in our favor in respect of assessment orders for earlier fiscal years, we believe these orders are unlikely to be sustained at the higher appellate authorities and we intend to dispute the orders of assessment.

In addition, the Company currently has orders of assessment outstanding for various years pertaining to pre-acquisition period of Smart Cube India Private Limited acquired in fiscal 2023, which assess additional taxable income that could in the aggregate give rise to an estimated ₹77.8 million ($0.9 million based on the exchange rate on March 31, 2025) in additional taxes, including interest of ₹45.8million ($0.5 million based on the exchange rate on March 31, 2025). These orders of assessment disallow tax holiday benefit claimed by Smart Cube India Private Limited. Smart Cube India Private Limited has appealed against these orders of assessment before higher appellate authorities.

We have received orders of assessment from the value-added tax (“VAT”), service tax, local body tax (“LBT”) and goods and services tax (“GST”) authorities, demanding payment of ₹1,106.1 million ($12.9 million based on the exchange rate on March 31, 2025) towards VAT, service tax, LBT and GST for the period April 1, 2010 to March 31, 2023. The tax authorities have rejected input tax credit on certain types of input services. Based on consultations with our tax advisors, we believe these orders of assessments will more likely than not be vacated in our favor by the higher appellate authorities and we intend to dispute the order of assessments.

In 2016, we also received an assessment order from the Sri Lankan Tax Authority, demanding payment of LKR 25.2 million ($0.1 million based on the exchange rate on March 31, 2025) in connection with the review of our tax return for fiscal year 2012. The assessment order challenges the tax exemption that we have claimed for export business. We have filed an appeal against the assessment order with the Sri Lankan Supreme Court in this regard. Based on consultations with our tax advisors, we believe this order of assessment will more likely than not be vacated.

No assurance can be given, however, that we will prevail in our tax disputes. If we do not prevail, payment of additional taxes, interest and penalties may adversely affect our results of operations, financial condition and cash flows. There can also be no assurance that we will not receive similar or additional orders of assessment in the future.

Terrorist attacks, civil unrest and other acts of violence in any of the countries in which we operate or their neighboring countries could adversely affect our operations, resulting in a loss of client confidence and materially adversely affecting our business, results of operations, financial condition and cash flows.

Terrorist attacks and other acts of violence or war in any of the countries in which we operate, or their neighboring countries, may adversely affect global financial markets and could potentially lead to economic recession, which could adversely affect our business, results of operations, financial condition and cash flows. For example, South Asia has, from time to time, experienced instances of terrorism, civil unrest and hostilities in and among neighboring countries, including Sri Lanka, India and Pakistan. In early May 2025, India carried out retaliatory strikes against terrorist camps in neighboring Pakistan and Pakistan occupied Kashmir, in response to terrorist attacks carried out in Pahalgam in April 2025. This has been followed by counterattacks from Pakistan and has invited further retaliation from India. While the conflict has been limited to the northern and northwestern parts of India where we do not have operations, it may escalate, and depending on the extent and intensity of escalation, may temporarily affect our ability to deliver services to our clients until hostilities cease and the situation de-escalates. In previous years, India and Pakistan have been involved in military confrontations in and around the region of Kashmir and along the India-Pakistan border. Other incidents in India, such as the terrorist attacks in Mumbai in 2008, a terrorist attack on the Parliament of India in 2001 and several troop mobilizations along the India-Pakistan border in the past few decades have created geopolitical tensions in the region. Similarly, in February 2022, a military conflict arose between Russia and Ukraine, and we have operations in Poland and Romania, which border Ukraine. While the conflict has not presently spread beyond Ukraine, any escalation of the military conflict in the future may directly impact our operations in Poland and Romania. In April 2019, several churches and hotels in Sri Lanka, including premises within one kilometer of one of our delivery centers, were targeted in a series of coordinated terrorist bombings. Such military conflicts or terrorist attacks in the future could negatively affect the global economy through economic uncertainty and disrupt our operations by, for example, disrupting communication, restricting access to delivery centers, increasing operating costs by requiring activation of resiliency and business recovery measures and making travel more difficult. Ensuing political tensions could heighten the perception that investments in companies with a delivery footprint in affected regions involve a high degree of risk and can be perceived to be associated with a higher risk of service disruptions, which could have a material adverse effect on the market for our services.

Increasing scrutiny of, and attention to, environmental, social and governance matters may adversely affect our business operations, clients, profitability and may further expose us to reputational risks and legal liability.

The growing emphasis on sustainability related topics may have an adverse impact on our business operations, client relationships, and profitability, and may also increase our exposure to reputational risks and potential legal liabilities. In today’s business environment, companies are increasingly assessed not only on their financial performance but also on their adherence to sustainability principles, which are viewed as critical to the long-term sustainability of corporate performance. Heightened expectations regarding voluntary sustainability initiatives and disclosures may lead to increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain products, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations. Although, we may voluntarily participate in initiatives—such as disclosures, assessments, certifications, or goal setting to enhance our sustainability profile or address stakeholder expectations, these efforts may entail significant costs and may not achieve their intended outcomes. While we have publicly announced its near and long-term company-wide emission reduction goals in line with the Science Based Targets Initiative, we may be unable to achieve these or other related objectives, either within the projected timelines or altogether, due to technological limitations, financial constraints, or other factors, whether within or beyond our control. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our clients and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us. We may incur greater compliance obligations and associated costs in order to meet the requirements of both existing and emerging laws and regulations pertaining to sustainability matters.

Certain market participants, including major institutional investors and capital providers, use third-party benchmarks, ratings and scores to assess companies’ sustainability profiles in making investment or voting decisions. There currently are many third-party providers of sustainability benchmarks, ratings and scores, and the number of such providers has increased in recent years. Furthermore, the standards for measuring and reporting on sustainability ratings are not standardized and are continually evolving. As a result, such ratings may be materially inaccurate, incomplete or misleading. Unfavorable sustainability ratings could lead to increased negative investor, client or employee sentiment towards us or our industry, which could negatively impact the price of our ordinary shares as well as our access to and cost of capital. It may also impede our ability to compete as effectively, to attract and retain employees or clients, which may adversely impact our operations and reputation. Considering investors’ and clients’ increasing focus on sustainability matters, the fast pace of change of external expectations, and a range of upcoming new regulations, there can be no certainty that—we will manage such issues successfully, or that the sustainability standards we currently use to measure our performance against will remain the same, or that we will successfully meet all expectations.

Reporting methodologies may be revised over time, and previously disclosed sustainability data may be subject to adjustment to account for improvements in data availability and quality, evolving assumptions, changes in the nature and scope of our operations, and other relevant developments. Actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation.

We are subject to a series of risks related to climate change.

We operate in many regions, countries and communities around the world where our businesses, and the activities of our clients, could be impacted by climate change related issues. These issues pose both short and long-term risks to us and our clients. Climate change could expose us to financial risk either through its physical (e.g., climate or weather related events or chronic changes) or transition (e.g., changes in market conditions, capital availability, climate policy or in the regulations applicable to our industry or verticals where we operate with respect to climate change risks) effects.

We are acutely aware of the increasing threats posed by climate-induced disruptions. Extreme weather events such as floods, storms, and heatwaves could impact the availability, efficiency, and security of these critical assets. Furthermore, the company’s dependence on grid electricity, makes it exposed to the constantly evolving impacts from carbon pricing mechanisms and volatility in energy costs, thereby necessitating the need for a structured energy transition for us.

Additionally, few locations of us like India, South Africa, China and Turkey have been identified to be operating from medium risk water stress areas. The changes in the availability of natural resources could directly impact our operations and our employees which could impact our ability to manage and promote business continuity.

By integrating climate risk considerations into its business strategy, we aim to enhance its sustainability commitments, fortify operational resilience, and proactively align with evolving regulatory frameworks. This approach enables the company to mitigate climate-related risks while positioning itself to deliver innovative, sustainable solutions that meet the expectations of clients, investors, and other key stakeholders. Through continuous monitoring and strategic adaptation, we remain committed to fostering a more sustainable and climate-resilient future.

Changing regulatory, market and other obligatory requirements related to climate change may require us to incur increased costs or otherwise adversely impact our business, financial condition, or results of operations. As countries worldwide undertake to lower greenhouse gas emissions, we may be increasingly subject to regulatory requirements, disclosure-related and otherwise. For example, several jurisdictions have adopted, or are considering adopting, greenhouse gas emissions limits or fees (sometimes referred to as “carbon taxes”).

We seek to mitigate risks associated with climate change by identifying related risk and opportunities and actively working toward carbon net-zero. It focuses on reducing carbon emissions across our entire value chain, including Scope 1, Scope 2 and Scope 3 emissions. We have joined the “Race to Zero” campaign backed by the United Nations. We shall take every effort to meet commitment and targets as approved by SBTi. We are committed to attaining science-based net-zero targets with the objective of limiting global temperature rise to 1.5°C. By proactively addressing transitional risks, we are committed to integrating climate resilience into our business strategy. Through innovation, sustainable operational practices, and transparent reporting, we aim to navigate the changing landscape while reinforcing our role as a trusted partner in the industries we serve. Our approach ensures that we remain agile, resilient, and well-positioned to thrive in a low-carbon future.

If more stringent labor laws become applicable to us, our profitability may be adversely affected.

Countries where we deliver our services from including India have stringent labor legislation that protects the interests of workers, including legislation that sets forth detailed procedures for dispute resolution and employee removal and legislation that imposes financial obligations on employers upon retrenchment. Though we are exempt from a number of these labor laws at present, there can be no assurance that such laws will not become applicable to the BPM industry in India and other countries in the future. In addition, our employees may in the future form unions. If these labor laws become applicable to our workers or if our employees unionize, it may become difficult for us to maintain flexible human resource policies, discharge employees or downsize, and our profitability may be adversely affected.

Most of our delivery centers operate on leasehold property and our inability to renew our leases on commercially acceptable terms or at all may adversely affect our results of operations.

Most of our delivery centers operate on leasehold property. Our leases are subject to renewal and we may be unable to renew such leases on commercially acceptable terms or at all. Our inability to renew our leases, or a renewal of our leases with a rental rate higher than the prevailing rate under the applicable lease prior to expiration, may have an adverse impact on our operations, including disrupting our operations or increasing our cost of operations. In addition, in the event of non-renewal of our leases, we may be unable to locate suitable replacement properties for our delivery centers or we may experience delays in relocation that could lead to a disruption in our operations. Any disruption in our operations could have an adverse effect on our results of operations.

Risks Related to our Shares

Substantial future sales of our ordinary shares in the public market could cause the price of our ordinary shares to fall.

Sales by us or our shareholders of a substantial number of our ordinary shares in the public market, or the perception that these sales could occur, could cause the market price of our ordinary shares to decline. These sales, or the perception that these sales could occur, also might make it more difficult for us to sell securities in the future at a time or at a price that we deem appropriate or to pay for acquisitions using our equity securities. As at March 31, 2025, we had 46,396,722 ordinary shares outstanding. In addition, as at March 31, 2025, a total of 3,234,687 ordinary shares are issuable upon the vesting of restricted share units (“RSUs”) outstanding under our 2006 Incentive Award Plan (as amended and restated, the “2006 Incentive Award Plan”) and our 2016 Incentive Award Plan (as amended and restated, the “2016 Incentive Award Plan”). The vast majority of our ordinary shares are freely transferable, except that ordinary shares owned by our affiliates may only be sold in the US if they are registered or qualify for an exemption from registration, including pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). The remaining ordinary shares outstanding may also only be sold in the US if they are registered or qualify for an exemption from registration, including pursuant to Rule 144 under the Securities Act.

The market price for our ordinary shares may be volatile.

The market price for our ordinary shares is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

•	announcements of technological developments;

•	regulatory developments in our target markets affecting us, our clients or our competitors;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates by securities research analysts;

•	changes in the economic performance or market valuations of other companies engaged in BPM;

•	addition or loss of executive officers or key employees;

•	sales or expected sales of additional shares;

•	loss of one or more significant clients; and

•	a change in control, or possible change of control, of our company.

In addition, securities markets generally and from time to time experience significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also have a material adverse effect on the market price of our ordinary shares .

We may not be able to pay any dividends on our ordinary shares.

We have never declared or paid any dividends on our ordinary shares. We cannot give any assurance that we will declare dividends of any amount, at any rate or at all. Because we are a holding company, we rely principally on dividends, if any, paid by our subsidiaries to us to fund our dividend payments, if any, to our shareholders. Any limitation on the ability of our subsidiaries to pay dividends to us could have a material adverse effect on our ability to pay dividends to you.

Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors our Board of Directors deems relevant at the time.

Subject to the provisions of the Companies (Jersey) Law 1991 (the “1991 Law”) and our Articles of Association, we may by ordinary resolution declare annual dividends to be paid to our shareholders according to their respective rights. Any dividends we may declare must not exceed the amount recommended by our Board of Directors. Our Board of Directors may also pay an interim dividend or dividends, including a dividend payable at a fixed rate, if paying an interim dividend or dividends appears to the Board to be justified. We can only declare dividends if our directors who are to authorize the distribution make a prior statement that, having made full enquiry into our affairs and prospects, they have formed the opinion that:

•	immediately following the date on which the distribution is proposed to be made, we will be able to discharge our liabilities as they fall due; and

•

having regard to our prospects and to the intentions of our directors with respect to the management of our business and to the amount and character of the financial resources that will in their view be available to us, we will be able to continue to carry on business and we will be able to discharge our liabilities as they fall due until the expiry of the period of 12 months immediately following the date on which the distribution is proposed to be made or until we are dissolved under Article 150 of the 1991 Law, whichever first occurs.

We qualify as a foreign private issuer and, as a result, are not subject to U.S. proxy rules.

As a foreign private issuer voluntarily reporting on domestic issuers’ forms, we are not subject to the proxy rules of the Commission, which regulate the form and content of solicitations by US-based issuers of proxies from their shareholders. The form of notice and proxy statement that we have been using does not include all of the information that would be provided under the Commission’s proxy rules.

We may be classified as a passive foreign investment company, which could result in adverse US federal income tax consequences to US holders of our ordinary shares.

Based on our financial statements and relevant market and shareholder data, we believe that we should not be treated as a passive foreign investment company for US federal income tax purposes (“PFIC”) with respect to our most recently closed taxable year. However, the application of the PFIC rules is subject to uncertainty in several respects, and we cannot assure you that we will not be a PFIC for any taxable year. A non-US corporation will be a PFIC for any taxable year if either (i) at least 75% of its gross income for such year is passive income or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets) during such year is attributable to assets that produce passive income or are held for the production of passive income. A separate determination must be made after the close of each taxable year as to whether we were a PFIC for that year. Because the value of our assets for purposes of the PFIC test will generally be determined by reference to the market price of our ordinary shares, fluctuations in the market price of the ordinary shares may cause us to become a PFIC. In addition, changes in the composition of our income or assets may cause us to become a PFIC. If we are a PFIC for any taxable year during which a US holder holds an ordinary share, certain adverse US federal income tax consequences could apply to such US holder.

If a United States person is treated as owning at least 10% of our ordinary shares, such holder may be subject to adverse US federal income tax consequences.

If a United States person is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our ordinary shares , such person may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group (if any). Because our group includes one or more US subsidiaries, certain of our non-US subsidiaries could be treated as controlled foreign corporations regardless of whether we are or are not treated as a controlled foreign corporation (although there is currently a pending legislative proposal to limit the application of these rules). A United States shareholder of a controlled foreign corporation may be required to annually report and include in its US taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in US property by controlled foreign corporations, whether or not we make any distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a US corporation. A failure to comply with these reporting obligations may subject such holder to significant monetary penalties and may prevent the statute of limitations with respect to such holder’s US federal income tax return for the year for which reporting was due from starting. We cannot provide any assurances that we will assist investors in determining whether any of our non-US subsidiaries are treated as a controlled foreign corporation or whether such investor is treated as a United States shareholder with respect to any of such controlled foreign corporations or furnish to any United States shareholders information that may be necessary to comply with the aforementioned reporting and tax paying obligations. The IRS has provided limited guidance on situations in which investors may rely on publicly available information to comply with their reporting and taxpaying obligations with respect to certain controlled foreign corporations. A United States investor should consult its own advisors regarding the potential application of these rules to its investment in our ordinary shares.

Our share repurchase programs could affect the price of our ordinary shares.

In fiscal 2025, our shareholders approved two share repurchase programs: (i) up to 1,100,000 ordinary shares, effective from May 30, 2024 to March 31, 2025 (both days inclusive), subject to a minimum and maximum price and an aggregate limit on the number of ordinary shares to be purchased as approved by the shareholders; and (ii) up to 3,000,000 ordinary shares, effective from May 30, 2024 to November 29, 2025 (both days inclusive), subject to a minimum and maximum price and an aggregate limit on the number of ordinary shares to be purchased as approved by the shareholders. Our ordinary shares can be purchased from the open market from time to time. We are not obligated under the repurchase program to repurchase a specific number of ordinary shares and the repurchase program may be suspended at any time at our discretion. We may fund the repurchases with internal or external sources. As at March 31, 2025, we had repurchased 2,800,000 shares in the open market under the above repurchase programs, which are held as treasury shares.

Any repurchases pursuant to our repurchase programs could affect the price of our ordinary shares and increase its volatility. The existence of a repurchase program could also cause the price of our ordinary shares to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity of our ordinary shares. There can be no assurance that any repurchases will enhance shareholder value because the market price of our ordinary shares may decline below the levels at which we repurchase any ordinary shares. In addition, although our repurchase programs are intended to enhance long-term shareholder value, short-term price fluctuations in our ordinary shares could reduce the program’s effectiveness. Significant changes in the price of our ordinary shares and our ability to fund our repurchase programs with cash on hand could impact our ability to repurchase ordinary shares. The timing and amount of future repurchases is dependent on our cash flows from operations, available cash on hand and the market price of our ordinary shares. Furthermore, our programs do not obligate us to repurchase any dollar amount or number of ordinary shares and may be suspended at any time at our discretion, and any suspension or discontinuation could cause the market price of our ordinary shares to decline.

We have certain anti-takeover provisions in our Articles of Association that may discourage a change in control.

Our Articles of Association contain anti-takeover provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions include:

•	a classified Board of Directors with staggered three-year terms; and

•

the ability of our Board of Directors to determine the rights, preferences and privileges of our preferred shares and to issue the preferred shares without shareholder approval, which could be exercised by our Board of Directors to increase the number of outstanding shares and prevent or delay a takeover attempt.

These provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.

It may be difficult for you to effect service of process and enforce legal judgments against us or our affiliates.

We are incorporated in Jersey, Channel Islands, and our primary operating subsidiary, WNS Global, is incorporated in India. A majority of our directors and senior executives are not residents of the US and the majority of our assets and the assets of those persons are located outside the US. As a result, you may have difficulties in effecting service of process within the US upon those persons or us. In addition, you may be unable to enforce judgments obtained in courts of the US against those persons outside the jurisdiction of their residence, including judgments predicated solely upon the securities laws of the US. Furthermore, shareholders of Jersey companies may not have standing to initiate a shareholders derivative action in courts of the US.

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 1C.  Cybersecurity
Cybersecurity Risk Management & Strategy
WNS has integrated cybersecurity as a pivotal component of its service delivery strategy, aligning with leading security standards. The WNS cybersecurity framework is structured along “security by design” principles, encompassing risk identification and assessment, implementation of preventive and detective controls, 24x7 monitoring, proactive threat hunting, focused employee awareness training, and robust cyber-attack preparedness and response strategies.
WNS maintains strong governance mechanisms for all business operations, thereby ensuring that cybersecurity risks are appropriately managed, accepted, or transferred through oversight of various levels of management. These mechanisms are further strengthened through the presence of stringent policies, procedures, standards, and guidelines, ensuring consistency and comprehensiveness of cybersecurity controls across WNS’ business.
In response to evolving threats, WNS has instituted well-defined incident response policies and procedures, accompanied by incident notification protocols and playbooks for various scenarios. Furthermore, the organization conducts regular red-teaming
exercises and cybersecurity drills to evaluate effectiveness of its defense, response and recovery mechanisms as well as to enhance stakeholder awareness.
WNS ensures that any third parties that have access to WNS’ systems or data, comply with our security requirements, including through specific clauses incorporated into our agreements with them. A cybersecurity due diligence process has been established for the effective assessment and management of cybersecurity risks associated with the use of third parties. Third party service providers are required to establish and maintain reasonable safeguards against the destruction, loss, alteration of, or unauthorized access to WNS or its client data managed by them.
WNS has demonstrated its commitment to transparency and accountability through annual attestations, including SSAE 18/ISAE 3402 SOC 1 Type II and SOC 2 Type II assessments conducted by a reputable audit firm. In addition, WNS is certified for ISO 27001: 2022 information security management standard as well as for PCI DSS for its operations related to card holder data processing. Certification audits for ISO 27001: 2022 and
PCI-DSS
are conducted annually by reputed certification bodies.
In fiscal 2025, WNS did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.
Governance
At WNS, governance for the cybersecurity program is led by the Chief Risk Officer who heads the Risk Management function. This function operates independently of other operations and support units and includes other key positions vital for our cybersecurity program, such as the Chief Information Security Officer and Data Protection Officer. The Chief Information Security Officer has over 25 years of experience of working and leading teams in the field of cyber security. The Chief Risk Officer reports into the Company’s Risk Committee, which comprises its Group CEO (Chairman), Group CFO, and Group CPO.
The Risk Committee meets at least once every quarter to discuss cybersecurity strategies, status of existing programs, and key risks and events. WNS’ executive leadership across the organization ensures that cybersecurity policies are appropriately established, aligned with organizational objectives, and effectively communicated throughout the organization.
WNS’ Board also reviews and discusses the state of the company’s cybersecurity program with the company’s Risk Management team on an annual basis through a standing discussion item in the Board Meeting. In addition to the above, key aspects of the company’s cybersecurity program, including new initiatives, progress of key activities, and critical events, are discussed with the company’s Audit Committee on a quarterly basis.
Under the leadership of the CISO, WNS’ security organization consists of a team with specialized subgroups such as Cybersecurity Governance & Strategy, Solution and Architecture Design, Risk Assessment & Audit, Application Security, and Security Operations Center
This governance structure ensures that WNS maintains a comprehensive approach to risk management, with clear accountability, regular strategic direction and discussions, and a dedicated team focused on addressing cybersecurity challenges effectively.

ITEM 2. Properties

As at March 31, 2025, we had an installed capacity of 42,494 production workstations, or seats, that can operate on an uninterrupted 24/7 basis and can be staffed on a three-shift per day basis.

We have delivery centers, sales offices and registered offices in 18 countries around the world, located in Australia, Canada, China, Costa Rica, Germany, India, Malaysia, Mexico, the Philippines, Poland, Romania, South Africa, Sri Lanka, Switzerland, Turkey, the United Arab Emirates, the UK, and the US. All of our delivery centers are leased under long-term leases with varying expiration dates, and most of our leases are renewable at our option. We believe that our properties and facilities are suitable and adequate for our business.

Our delivery centers are equipped with fiber optic connectivity and have backups to their power supply designed to achieve uninterrupted operations. In fiscal 2026, we intend to continue to streamline our operations by further consolidating production capacities in our delivery centers.

ITEM 3. Legal Proceedings

In the course of our normal business activities, various lawsuits, claims and proceedings may be instituted or asserted against us. Although there can be no assurance, we believe that the disposition of matters currently instituted or asserted will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. See “Note 26 — Commitment and Contingencies” of consolidated financial statements in Part IV of this report for details regarding our tax proceedings.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common share trades on the New York Stock Exchange under the symbol “WNS.” As at March 31, 2025, we had 42 record shareholders (not including the DTC). Since certain of our ordinary shares were held by brokers or other nominees, the number of record holders may not be representative of the number of beneficial holders.

Dividend Policy

Subject to the provisions of the 1991 Law and our Articles of Association, we may by ordinary resolution declare dividends to be paid to our shareholders according to their respective rights. Any dividends we may declare must not exceed the amount recommended by our Board of Directors. Our Board may pay an interim dividend or dividends, including a dividend payable at a fixed rate, if paying an interim dividend or dividends appears to the Board to be justified. We can only declare dividends if our directors who are to authorize the distribution make a prior statement that, having made full enquiry into our affairs and prospects, they have formed the opinion that:

•	immediately following the date on which the distribution is proposed to be made, we will be able to discharge our liabilities as they fall due; and

•

having regard to our prospects and to the intentions of our directors with respect to the management of our business and to the amount and character of the financial resources that will in their view be available to us, we will be able to continue to carry on business and we will be able to discharge our liabilities as they fall due until the expiry of the period of 12 months immediately following the date on which the distribution is proposed to be made or until we are dissolved under Article 150 of the 1991 Law, whichever first occurs.

We have never declared or paid any dividends on our ordinary shares. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors our Board of Directors deems relevant at the time.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

In fiscal 2025, our shareholders approved two share repurchase programs, (i) up to 1,100,000 ordinary shares, effective from May 30, 2024 to March 31, 2025 (both days inclusive), subject to a minimum and maximum price and an aggregate limit on the number of ordinary shares to be purchased as approved by the shareholders; and (ii) up to 3,000,000 ordinary shares, effective from May 30, 2024 to November 29, 2025 (both days inclusive), subject to a minimum and maximum price and an aggregate limit on the number of ordinary shares to be purchased as approved by the shareholders. We are not obligated under the repurchase program to repurchase a specific number of ordinary shares, and the repurchase program may be suspended at any time at the Company’s discretion. We may fund the repurchases with internal or external sources.

In fiscal 2025, we purchased 2,800,000 ordinary shares in the open market for a total consideration of $149.7 million (including transaction costs) under the above-mentioned share repurchase program. We funded the repurchases under the repurchase program with cash on hand.

The table below sets forth the details of shares repurchased during the fourth quarter of fiscal 2025under the above mentioned share repurchase programs:

Period	No. of shares Purchased	Average price paid per share (in $)	Total number of shares purchased as part of publicly announced plans or programs	Approximate US dollar value (in thousands) of shares that may yet be repurchased under the program (assuming purchase price of $100 per share)
January 1 to January 31, 2025	—	—	—	130,000
February 1 to February 28, 2025	—	—	—	130,000
March 1 to March 31, 2025	—	—	—	130,000

Performance Graph

The stock performance does not constitute “soliciting material” and should not be deemed “filed” or incorporated by reference into any other filings under the U.S. Securities Act of 1933, as amended, or under the Exchange Act (collectively, the “Acts”), except to the extent that we specifically incorporate this information by reference. This graph below compares the total shareholder return of the Company’s ADSs/ordinary shares, with the S&P 500 Index, the NYSE Composite Index and our peer group index over a period from March 31, 2020 to March 31 2025. The peer group index is constructed based on the following selected peer group of companies: Infosys Technologies Limited, Wipro Limited, Cognizant Technology Solutions Corporation, Tata Consultancy Services Limited (trading on the Bombay Stock Exchange and National Stock Exchange, India), EXL Service Holdings, Inc. and Genpact Limited. We believe that these companies most closely resemble our business mix and that their performance is representative of our industry. The returns of the component entities of the Company’s peer group index are weighted according to the market capitalization of each entity as at the beginning of each period for which a return is presented. The total shareholder return assumes US$100 invested at the beginning of the period in the Company’s ADSs/ordinary shares, the S&P 500 Index, the NYSE composite Index and our peer group index. It also assumes reinvestment of all dividends, if any.

Cumulative Total Return

Based upon an initial investment of US$100 on March 31, 2020 with dividends, if any reinvested

ITEM 6. [Reserved]

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion on the financial condition and results of operations of our company should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report. Some of the statements in the following discussion contain forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those described below and elsewhere in this annual report, particularly in the risk factors described in Part I, Item 1A. “Risk Factors.”

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

We have four reportable segments for financial statement reporting purposes — BFSI, TSLU, MRHP and HCLS, each corresponding to one of the four SBUs as organized by industry verticals:

•	Banking/Financial Services, and Insurance (“BFSI”) SBU, which comprises the banking and financial services and insurance verticals;

•	Travel, Shipping/Logistics, and Utilities (“TSLU”) SBU, which comprises the travel and leisure, shipping and logistics, and utilities verticals;

•	Manufacturing/Retail/Consumer, Hi-tech/Professional Services, and Procurement (“MRHP”) SBU, which comprises the diversified businesses and hi-tech and professional services verticals; and

•	Healthcare/Life Sciences (“HCLS”) SBU, which comprises the healthcare vertical.

The following table represents our revenue (a GAAP financial measure) for the periods indicated:

	Year ended March 31,
	2025	2024
	(US dollars in millions)
Revenue	$1,314.9	$1,323.4

Our revenue is generated primarily from providing BPM services. In our BFSI segment, we provide “fault” repairs. In our BFSI segment, we provide “repair services”. For “repair services”, we provide claims handling and repair management services, where we arrange for automobile repairs through a network of third party repair centers. In our repair management services, where we act as the principal in our dealings with the third party repair centers and our clients, the amounts which we invoice to our clients for payments made by us to third party repair centers are reported as revenue. Where we are not the principal in providing the services, we record revenue from repair services net of repair cost. See Note 2(r) to our consolidated financial statements included elsewhere in this report. Since we wholly subcontract the repairs to the repair centers, we evaluate the financial performance of our BFSI segment based on revenue less repair payments to third party repair centers, which is a non-GAAP financial measure. We believe that revenue less repair payments (a non-GAAP financial measure) for “repair services” reflects more accurately the value addition of the BPM services that we directly provide to our clients. Management believes that revenue less repair payments (non-GAAP) may be useful to investors as a more accurate reflection of our performance and operational results.

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

The following table reconciles our revenue (a GAAP financial measure) to revenue less repair payments (a non-GAAP financial measure) for the periods indicated:

	Year ended March 31,
	2025	2024
	(US dollars in millions)
Revenue	$1,314.9	$1,323.4
Less: Payments to repair centers(1)	49.4	39.1

Revenue less repair payments (non-GAAP)	$1,265.5	$1,284.3

Note:

(1)	Consists of payments to repair centers in our BFSI segment for “fault” repair cases where we act as the principal in our dealings with the third party repair centers and our clients.

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

	Year ended March 31,
	2025	2024
	(US dollars in millions)
Revenue less repair payments (non-GAAP)	$1,265.5	$1,284.3
Exchange rate impact	3.7	7.4

Constant currency revenue less repair payments (non-GAAP)	$1,269.2	$1,291.6

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

Additionally, major political events, including the UK’s withdrawal from the EU in January 2020, commonly referred to as “Brexit,” has also created uncertainty for businesses such as ours that operate in these markets. While the UK and the EU have ratified a trade and cooperation agreement to govern their relationship after Brexit, the agreement merely sets forth a framework in many respects and requires additional bilateral negotiations between the UK and the EU as both parties continue to work on the rules for implementation. Significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. Such terms could adversely affect the economic conditions in affected markets as well as the stability of the global financial markets, which in turn have had and may continue to have a material adverse effect on global economic conditions and financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital. 26.2% of our revenues and 23.3% of our revenue less repair payments (non-GAAP) in fiscal 2025 and 24.2% of our revenues and 21.9% of our revenue less repair payments (non-GAAP) in fiscal 2024 were denominated in pound sterling. The extent and duration of the decline in the value of the pound sterling to the US dollar and other currencies is unknown at this time. A long-term reduction in the value of the pound sterling as a result of Brexit or otherwise could adversely impact our earnings growth rate and profitability. Although we believe that our hedging program is effective, there is no assurance that it will protect us against fluctuations in foreign currency exchange rates.

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

For example, in fiscal 2025, the Indian rupee depreciated against the US dollar by an average of 2.1%, the Philippine peso depreciated against the US dollar by an average of 3.4%, the Australian dollar depreciated against the US dollar by an average of 0.9%, the Euro depreciated against the US dollar by an average of 1.0%, the South African rand appreciated against the US dollar by an average of 2.6%, and the pound sterling appreciated against the US dollar by an average of 1.5%.

The depreciation of the Indian rupee and the Philippine peso and the appreciation of the pound sterling in each case against the US dollar in fiscal 2025 positively impacted our results of operations, whereas the depreciation of the Australian dollar and the Euro against the US dollar negatively impacted our results of operations in fiscal 2025.

Revenue

We generate revenue by providing BPM services to our clients. The following table shows our revenue (a GAAP financial measure) and revenue less repair payments (a non-GAAP financial measure) for the periods indicated:

	Year ended March 31,		Change
	2025	2024	$	%
	(US dollars in millions)
Revenue	$1,314.9	$1,323.4	(8.4)	(0.6)%
Revenue less repair payments (non-GAAP)	$1,265.5	$1,284.3	(18.8)	(1.5)%

We have a large client base diversified across industries and geographies. As at March 31, 2025, we had a diverse client base of 739 clients (with each client contributing more than $0.01 million in revenue in fiscal 2025).

Our revenue is characterized by client, segments, service type, geographic and contract type diversity, as the analysis below indicates.

Revenue by Top Clients

In fiscal 2025 and 2024, the percentage of revenue and revenue less repair payments (non-GAAP) that we derived from our largest clients were in the proportions set forth in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Year ended March 31,		Year ended March 31,
	2025	2024	2025	2024
Top client	6.1%	4.9%	6.4%	5.1%
Top five clients	20.6%	20.9%	21.4%	21.6%
Top ten clients	29.7%	31.9%	29.5%	32.5%
Top twenty clients	41.7%	45.3%	41.6%	45.5%

Revenue by SBUs

In fiscal 2025 and 2024, the percentage of revenue and revenue less repair payments (non-GAAP) that we derived from our SBUs were in the proportions set forth in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Year ended March 31,		Year ended March 31,
Strategic Business Unit	2025	2024	2025	2024
BFSI	39.4%	34.9%	37.0%	32.9%
TSLU	28.7%	30.7%	29.9%	31.6%
MRHP	23.8%	24.1%	24.7%	24.9%
HCLS	10.3%	12.5%	10.7%	12.9%
Reconciling item (1)	(2.2)%	(2.2)%	(2.3)%	(2.3)%

Total	100.0%	100.0%	100.0%	100.0%

Note:

(1)	Revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations

Certain services that we provide to our clients are subject to the seasonality of our clients’ business. Accordingly, we typically see an increase in travel related services within the TSLU segment during holiday seasons, such as during the US summer holidays (our fiscal second quarter); an increase in insurance-related business in the BFSI segment during the beginning and end of the fiscal year (our fiscal first and last quarters) and during the US peak winter season (our fiscal third quarter); and an increase in consumer product business in the MRHP segment during the US festive season toward the end of the calendar year when new product launches and campaigns typically happen (our fiscal third quarter).

Revenue by Service Type

In fiscal 2025 and 2024, our revenue and revenue less repair payments (non-GAAP) were diversified across service types in the proportions set forth in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Year ended March 31,		Year ended March 31,
Service Type	2025	2024	2025	2024
Industry-specific	43.5%	40.8%	41.3%	39.0%
Finance and accounting	20.0%	21.5%	20.8%	22.2%
Customer experience services	18.5%	20.2%	19.3%	20.8%
Research and analytics	12.7%	12.4%	13.2%	12.7%
Others(1)	5.3%	5.1%	5.4%	5.3%

Total	100.0%	100.0%	100.0%	100.0%

Note:

(1)	Others includes revenue from technology services, legal services and human resources outsourcing services.

Revenue by Geography

In fiscal 2025 and 2024, our revenue and revenue less repair payments (non-GAAP) were derived from the following geographies (based on the location of our clients) in the proportions set forth below in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Year ended March 31,		Year ended March 31,
Geography	2025	2024	2025	2024
North America (primarily the US)	45.0%	47.1%	46.8%	48.5%
UK	29.1%	28.3%	26.3%	26.2%
Europe (excluding the UK)	7.6%	8.3%	7.9%	8.5%
Australia	8.4%	6.5%	8.7%	6.7%
South Africa	0.9%	1.0%	0.9%	1.0%
Rest of world	9.0%	8.8%	9.4%	9.1%

Total	100.0%	100.0%	100.0%	100.0%

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

Outcome-based arrangements are examples of non-linear pricing models where revenues from platforms and solutions and the services we provide are linked to usage or savings by clients rather than the efforts deployed to provide these services. We intend to focus on increasing our service offerings that are based on non-linear pricing models that allow us to price our services based on the value we deliver to our clients rather than the headcount deployed to deliver the services to them. We believe that non-linear pricing models help us to grow our revenue without increasing our headcount. Accordingly, we expect increased use of non-linear pricing models to result in higher revenue per employee and improved margins. Non-linear revenues may be subject to short-term pressure on margins, however, as initiatives in developing the products and services take time to deliver. Moreover, in outcome-based arrangements, we bear the risk of failure to achieve clients’ business objectives in connection with these projects. For more information, see Part I, Item 1A. “Risk Factors – Risks Related to Our Business – If our pricing structures do not accurately anticipate the cost and complexity of performing our work, our profitability may be negatively affected.”

Revenue by Contract Type

For fiscal 2025 and 2024, our revenue and revenue less repair payments (non-GAAP) were diversified by contract type in the proportions set forth in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Year ended March 31,		Year ended March 31,
Revenue by Contract type	2025	2024	2025	2024
Full-time-equivalent	73.5%	71.2%	76.3%	73.4%
Transaction	15.3%	14.3%	12.0%	11.7%
Subscription	1.9%	5.1%	2.0%	5.3%
Fixed price	6.8%	5.1%	7.0%	5.3%
Others (1)	2.5%	4.3%	2.7%	4.3%

Total	100.0%	100.0%	100.0%	100.0%

Note:

(1)

Others includes revenue from “outcome-based arrangements”, which typically involve billings based on the business result achieved by our clients through our service efforts (such as a reduction in days sales outstanding, an improvement in working capital, an increase in collections or a reduction in operating expenses).

Expenses

The majority of our expenses consist of cost of revenue and operating expenses. The key components of our cost of revenue are employee costs, payments to repair centers, facilities costs, depreciation, legal and professional costs and travel expenses. Our operating expenses include selling and marketing expenses, general and administrative expenses, foreign exchange gains and losses and amortization of intangible assets. Our non-operating expenses include finance expenses as well as other expenses recorded under “other income, net.”

Cost of Revenue

Employee costs represent the largest component of cost of revenue. In addition to employee salaries, employee costs include costs related to recruitment, training and retention, and share-based compensation expense. Historically, our employee costs have increased primarily due to increases in the number of employees to support our growth and, to a lesser extent, to recruit, train and retain employees. Salary levels in India and our ability to efficiently manage and retain our employees significantly influence our cost of revenue. See Part I, Item 1. “Business – Human Capital.” Regulatory developments may, however, result in wage increases in India and increase our cost of revenue.

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

General and Administrative Expenses

Our general and administrative expenses comprise primarily employee costs for senior management and other support personnel, share-based compensation expense, legal and professional fees, travel expenses, and other general expenses not related to cost of revenue and selling and marketing. They include acquisition related expenses and benefits, including transaction costs, integration expenses and employment-linked earn-out as part of deferred consideration. They also include costs related to our transition to US GAAP reporting and to voluntarily filing on US domestic issuer forms with the SEC.

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

Amortization of Intangible Assets

Amortization of intangible assets is primarily associated with our acquisitions of Denali Sourcing Services Inc. (“Denali”) in January 2017, MTS HealthHelp Inc. and its subsidiaries (“HealthHelp”) in March 2017, Vuram in July 2022, The Smart Cube in December 2022, OptiBuy in December 2022, Kipi.ai in March 2025 and amortization of intangible assets associated with the business transfer of a large insurance company in October 2022. It also includes amortization of software acquired in the normal course of business and developed in-house.

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

Operating Data

Our profit margin is largely a function of our asset utilization and the rates we are able to recover for our services. Our headcount and our built up seats are significant factors that could affect our asset utilization. Generally, an increase in our headcount and built up seats would increase our costs.

The following table presents certain operating data as at the dates indicated:

	As at March 31,
	2025	2024
Total headcount	64,505	60,125
Built up seats(1)	42,494	41,599

Notes:

(1)

“Built up seats” refers to the total number of production seats (excluding support functions like finance, human resources, administration and seats dedicated for business continuity planning) that are set up in any premises.

The service delivery capacities of our remote-working employees may not be equivalent to their normal capacities when working in our delivery centers. We are averaging 72% “work from office” during the twelve months ended March 31, 2025.

Our built up seats increased by 2.2% from 41,599 as at March 31, 2024 to 42,494 as at March 31, 2025 due to expansion of our facilities in Hyderabad, Vizag, Bangalore, Pune and Gurgaon in India, the Philippines and South Africa, partially offset by the surrender of our facilities in Mumbai, India. Our total headcount increased by 7.3% from 60,125 as at March 31, 2024 to 64,505 as at March 31, 2025.

We expect our total headcount in fiscal 2026 to increase as compared to fiscal 2025 as the impact of an increased flow of business from new and existing clients is expected to increase our hiring requirements in fiscal 2026.

Foreign Exchange

Exchange Rates

We report our financial results in US dollars and our results of operations would be adversely affected if the pound sterling or, to a lesser extent, the Euro or the Australian dollar depreciates against the US dollar, or if the Indian rupee or, to a lesser extent, the Philippine peso or the South African rand appreciates against the US dollar. Although a substantial portion of our revenue and revenue less repair payments (non-GAAP) is denominated in US dollars (57.1% and 59.3%, respectively, in fiscal 2025 and 59.3% and 61.1%, respectively, in fiscal 2024), pound sterling (26.2% and 23.3%, respectively, in fiscal 2025 and 24.2% and 21.9%, respectively, in fiscal 2024), and, to a lesser extent, the Euro (6.4% and 6.7%, respectively, in fiscal 2025 and 7.4% and 7.6%, respectively, in fiscal 2024), the Australian dollars (7.4% and 7.7%, respectively, in fiscal 2025 and 6.0% and 6.2%, respectively, in fiscal 2024), and the South African rand (0.8% and 0.8%, respectively, in fiscal 2025 and 0.9% and 1.0%, respectively, in fiscal 2024), most of our expenses (net of payments to repair centers) are incurred and paid in Indian rupees (47.7% in fiscal 2025 and 45.9% in fiscal 2024) and, to a lesser extent, in the Philippine peso (11.4% in fiscal 2025 and 11.7% in fiscal 2024) and the South African rand (7.0% in fiscal 2025 and 5.9% in fiscal 2024). The exchange rates between these currencies and the US dollar have changed substantially in recent years and may fluctuate substantially in the future.

The average Indian rupee to US dollar exchange rate was approximately ₹84.53 per $1.00 in fiscal 2025, which represented a depreciation of the Indian rupee of 2.1% as compared with the average exchange rate of ₹82.77 per $1.00 in fiscal 2024, which in turn represented a depreciation of the Indian rupee of 3.0% as compared with the average exchange rate of approximately ₹80.33 per $1.00 in fiscal 2023.

The average pound sterling to US dollar exchange rate was approximately £0.78 per $1.00 in fiscal 2025, which represented an appreciation of the pound sterling of 1.5% as compared with the average exchange rate of approximately £0.80 per $1.00 in fiscal 2024, which in turn represented an appreciation of the pound sterling of 4.2% as compared with the average exchange rate of approximately £0.83 per $1.00 in fiscal 2023.

The average Australian dollar to US dollar exchange rate was approximately A$1.53 per $1.00 in fiscal 2025, which represented a depreciation of the Australian dollar of 0.9% as compared with the average exchange rate of approximately A$1.52 per $1.00 in fiscal 2024, which in turn represented an depreciation of the Australian dollar of 4.0% as compared with the average exchange rate of approximately A$1.46 per $1.00 in fiscal 2023.

The average Euro to US dollar exchange rate was approximately €0.93 per $1.00 in fiscal 2025, which represented a depreciation of the Euro of 1.0% as compared with the average exchange rate of approximately €0.92 per $1.00 in fiscal 2024, which in turn represented an appreciation of the Euro of 4.1% as compared with the average exchange rate of approximately €0.96 per $1.00 in fiscal 2023.

The average South African rand to US dollar exchange rate was approximately R18.24 per $1.00 in fiscal 2025, which represented an appreciation of the South African rand of 2.6% as compared with the average exchange rate of approximately R18.73 per $1.00 in fiscal 2024, which in turn represented a depreciation of the South African rand of 10.3% as compared with the average exchange rate of approximately R16.98 per $1.00 in fiscal 2023.

The average Philippine peso to US dollar exchange rate was approximately PHP57.80 per $1.00 in fiscal 2025, which represented a depreciation of the Philippine peso of 3.4% as compared with the average exchange rate of approximately PHP55.90 per $1.00 in fiscal 2024, which in turn represented a depreciation of the Philippine peso of 1.0% as compared with the average exchange rate of approximately PHP55.32 per $1.00 in fiscal 2023.

The depreciation of the Indian rupee, Philippine peso and the Euro against the US dollar in fiscal 2025 and the appreciation of the pound sterling against the US dollar in fiscal 2025, positively impacted our results of operations whereas the depreciation the Australian dollar and the appreciation of the South African rand against the US dollar negatively impacted our results of operations during the year. See Part II, Item 7. “Quantitative and Qualitative Disclosures About Market Risk”.

We have subsidiaries in several countries and hence, the functional currencies of these entities differ from our reporting currency, the US dollar. The financial statements of these entities are translated to the reporting currency as at the balance sheet date. Adjustments resulting from the translation of these financial statements from functional currency to reporting currency are accumulated and reported as other comprehensive income/(loss), which is a separate component of equity and such exchange differences are recognized in our consolidated statement of income in the period in which such subsidiaries are disposed. Foreign currency transaction gains and losses are recorded as other income or expense.

Currency Regulation

Our Indian subsidiaries are registered as exporters of BPM services with STPI or Special Economic Zone (“SEZ”). According to the prevailing foreign exchange regulations in India, an exporter of BPM services registered with STPI or SEZ is required to receive its export proceeds in India within a period of nine months from the date of such exports in order to avail itself of the tax and other benefits. In the event that such a registered exporter has received any advance against exports in foreign exchange from its overseas customers, it is required to render the requisite services so that such advances are earned within a period of one year from the date of such receipt. If such a registered exporter does not meet these conditions, it will be required to obtain permission from the Reserve Bank of India to receive and realize such foreign currency earnings.

A majority of the payments we receive from our clients are denominated in pound sterling and US dollars. For most of our clients, our subsidiaries in Mauritius, the Netherlands, Australia, the UK and the US enter into contractual agreements directly with our clients for the provision of BPM services by our Indian subsidiaries, which hold the foreign currency receipts in an export earners’ foreign currency account. All foreign exchange requirements, such as for the import of capital goods, expenses incurred during overseas travel by employees and discharge of foreign exchange expenses or liabilities, can be met using the foreign currency in the export earners’ foreign currency account in India. As and when funds are required by us, the funds in the export earners’ foreign currency account may be transferred to an ordinary rupee-denominated account in India.

There are currently no Jersey, UK or US foreign exchange control restrictions on the payment of dividends on our ordinary shares or on the conduct of our operations.

Income Taxes

We operate in multiple tax jurisdictions including Australia, China, Costa Rica, Canada, France, Germany, India, Ireland, Mauritius, Malaysia, Mexico, the Netherlands, New Zealand, the Philippines, Poland, Romania, Singapore, Slovakia, South Africa, Spain, Sri Lanka, Switzerland, Turkey, United Arab Emirates, the UK and the US. As a result, our effective tax rate changes from year to year is based on recurring factors such as the geographical mix of income before taxes, state and local taxes, the ratio of permanent items to pre-tax book income and the implementation of various global tax strategies, as well as non-recurring events.

In fiscal 2025 and 2024, our tax rate in the Philippines and Sri Lanka impacted our effective tax rate. We would have incurred approximately $7.9 million, $10.3 million in additional income tax expense on our combined operations in our operations the Philippines and Sri Lanka in fiscal 2025, 2024 respectively, if the tax holidays and exemptions described below had not been available for the respective periods.

We expect our tax rate in the Philippines to continue to impact our effective tax rate.

In fiscal 2025, we operated from various delivery centers in the Philippines which commenced operations from fiscal 2020 to fiscal 2025 and are eligible for tax exemption benefits expiring between fiscal 2025 and fiscal 2031. Following the expiry of the tax benefits, income generated by the Philippines subsidiary will be taxed at the prevailing special tax rate, which currently is 5.0% on gross profit.

From January 1, 2020 through the end of fiscal 2025, our operations in Sri Lanka were eligible to claim income tax exemption with respect to the profits earned from export revenue. The Sri Lankan government has revised the corporate tax rate from 0% to 15% with respect to the profits earned from export revenue in fiscal 2026 which will have an impact on the various current and deferred tax items recorded by our subsidiary in Sri Lanka.

Results of Operations

The following table sets forth certain financial information as a percentage of revenue and revenue less repair payments (non-GAAP) for the periods indicated:

	As a percentage of
	Revenue		Revenue less repair payments (non-GAAP)
	Year ended March 31,		Year ended March 31,
	2025	2024	2025	2024
Cost of revenue (1)	64.6%	64.7%	63.2%	63.7%
Gross profit (1)	35.4%	35.3%	36.8%	36.3%
Operating expenses:
Selling and marketing expenses	6.3%	5.9%	6.6%	6.1%
General and administrative expenses	13.6%	13.9%	14.1%	14.3%
Foreign exchange loss / (gain), net	0.0%	(0.1)%	0.0%	(0.1)%
Impairment of intangible assets	0.0%	2.3%	0.0%	2.4%
Amortization of intangible assets	2.2%	2.5%	2.2%	2.6%
Operating profit	13.3%	10.6%	13.9%	11.0%
Other income, net	(3.8)%	(3.0)%	(4.0)%	(3.1)%
Finance expense	1.4%	1.2%	1.5%	1.2%
Income tax expense	2.8%	1.3%	2.9%	1.4%
Profit after tax	12.9%	11.1%	13.4%	11.5%

(1)	Exclusive of amortization expense

The following table reconciles revenue (a GAAP financial measure) to revenue less repair payments (a non-GAAP financial measure) and sets forth payments to repair centers and revenue less repair payments (non-GAAP) as a percentage of revenue for the periods indicated:

	Year ended March 31,
	2025	2024	2025	2024
	(US dollars in millions)
Revenue	$1,314.9	$1,323.4	100.0%	100.0%
Less: Payments to repair centers	49.4	39.1	3.8%	3.0%

Revenue less repair payments (non-GAAP)	$1,265.5	$1,284.3	96.2%	97.0%

The following table presents our results of operations for the periods indicated:

	Year ended March 31,
	2025	2024
	(US dollars in millions)
Revenue	$1,314.9	$1,323.4
Cost of revenue (1)	849.4	856.8

Gross profit (1)	465.5	466.6
Operating expenses:
Selling and marketing expenses	82.9	78.3
General and administrative expenses	178.5	184.1
Foreign exchange loss / (gains), net	0.1	(0.7)
Impairment of intangible assets	—	30.9
Amortization of intangible assets	28.5	33.0

Operating profit	175.4	140.9

Other income, net	(50.5)	(39.4)
Finance expense	18.5	15.3

Profit before income taxes	207.4	165.0
Income tax expense	37.3	17.5

Profit after tax	$170.1	$147.5

(1)	Exclusive of amortization expense

Fiscal 2025 Compared to Fiscal 2024

Revenue

The following table sets forth our revenue and percentage change in revenue for the periods indicated:

	Year ended March 31,
	2025	2024	Change	% Change
	(US dollars in million)
Revenue	$1,314.9	$1,323.4	$(8.4)	(0.6)%

The decrease in revenue of $8.4 million was primarily attributable to a decrease in revenue from existing clients of $66.7 million and a depreciation of the Euro and the Australian dollar by an average of 1.0% and 0.9%, respectively, against the US dollar in fiscal 2025, as compared to the respective average exchange rates in fiscal 2024. The decrease was partially offset by revenues from new clients of $57.0 million, revenue from Kipi.ai (which we acquired in March 2025) and lower hedging loss on our revenue by $1.3 million to a loss of $3.7 million in fiscal 2025 from a loss of $5.0 million in fiscal 2024. The decrease in revenue was primarily attributable to lower revenues in our HCLS, TSLU and MRHP segments, partially offset by higher revenues in our BFS segment.

Revenue by Geography

The following table sets forth the composition of our revenue based on the location of our clients in our key geographies for the periods indicated:

	Revenue		As a percentage of revenue
	Year ended March 31,
	2025	2024	2025	2024
	(US dollars in millions)
North America (primarily the US)	$591.9	$623.4	45.0%	47.1%
UK	382.2	375.0	29.1%	28.3%
Australia	110.2	86.0	8.4%	6.5%
Europe (excluding the UK)	100.0	109.2	7.6%	8.3%
South Africa	11.9	13.4	0.9%	1.0%
Rest of world	118.7	116.4	9.0%	8.8%

Total	$1,314.9	$1,323.4	100.0%	100.0%

The decrease in revenue in the North America (primarily the US) region was primarily attributable to the loss of a large Healthcare client in the HCLS segment and lower revenues in our TSLU and MRHP segments, partially offset by higher revenue in our BFSI segment.

The increase in revenue from the UK region was primarily attributable to higher revenues in our TSLU, MRHP and HCLS segments and an appreciation of the pound sterling against the US dollar by an average of 1.5% for fiscal 2025 as compared to the average exchange rate for fiscal 2024, partially offset by lower revenue in our BFSI segment.

The increase in revenue from the Australia region was primarily attributable to higher revenues in our BFSI, TSLU and HCLS segments, partially offset by lower revenues in our MRHP segment, and a depreciation of the Australian dollar against the US dollar by an average of 0.9% for fiscal 2025, as compared to the average exchange rate in fiscal 2024.

The decrease in revenue from the Europe (excluding the UK) region was primarily attributable to lower revenues in our TSLU and MRHP segments and a deprecation of the Euro against the US dollar by an average of 1.0% for fiscal 2025 as compared to the average exchange rate for fiscal 2024, partially offset by higher revenue in our HCLS and BFSI segments

The decrease in revenue from the South Africa region was primarily attributable to lower revenues in our TSLU and BFSI segments, partially offset by higher revenues in our MRHP segment and an appreciation of the South African rand against the US dollar by an average of 2.7% for fiscal 2025, as compared to the average exchange rate in fiscal 2024.

The increase in revenue from the rest of world region was primarily attributable to higher revenues in our TSLU and BFSI segments, partially offset by lower revenue in our HCLS and MRHP segments

Revenue Less Repair Payments (non-GAAP)

The following table sets forth our revenue less repair payments (non-GAAP) and percentage change in revenue less repair payments (non-GAAP) for the periods indicated:

	Year ended March 31,
	2025	2024	Change	% Change
	(US dollars in million)
Revenue less repair payments (non-GAAP)	$1,265.5	$1,284.3	$(18.8)	(1.5)%

The decrease in revenue less repair payments (non-GAAP) of $18.8 million was primarily attributable to a decrease in revenue less repair payments (non-GAAP) from existing clients of $77.0 million, and a depreciation of the Euro and the Australian dollar by an average of 1.0% and 0.9%, respectively, against the US dollar in fiscal 2025, as compared to the respective average exchange rates in fiscal 2024. The decrease was partially offset by revenue less repair payments (non-GAAP) from new clients of $57.0 million, revenue less repair payments (non-GAAP) from Kipi.ai (which we acquired in March 2025) and lower hedging loss on our revenue by $1.3 million to a loss of $3.7 million in fiscal 2025 from a loss of $5.0 million in fiscal 2024. The decrease in revenue was primarily attributable to lower revenue less repair payments (non-GAAP) in our HCLS, TSLU and MRHP segments, partially offset by higher revenue less repair payments (non-GAAP) in our BFSI segment.

Revenue Less Repair Payments (non-GAAP) by Geography

The following table sets forth the composition of our revenue less repair payments (non-GAAP) based on the location of our clients in our key geographies for the periods indicated:

	Revenue less repair payments (non-GAAP)		As a percentage of revenue less repair payments (non-GAAP)
	Year ended March 31,
	2025	2024	2025	2024
	(US dollars in millions)
North America (primarily the US)	$591.9	$623.4	46.8%	48.5%
UK	332.8	335.9	26.3%	26.2%
Australia	110.2	86.0	8.7%	6.7%
Europe (excluding the UK)	100.0	109.2	7.9%	8.5%
South Africa	11.9	13.4	0.9%	1.0%
Rest of world	118.7	116.4	9.4%	9.1%

Total	$1,265.5	$1,284.3	100.0%	100.0%

The decrease in revenue less repair payments (non-GAAP) in the North America (primarily the US) region was primarily attributable to lower revenue less repair payments (non-GAAP) in our TSLU, HCLS and MRHP segments, partially offset by higher revenue less repair payments (non-GAAP) in our BFSI segment.

The decrease in revenue less repair payments (non-GAAP) from the UK region was primarily attributable to lower revenue less repair payments (non-GAAP) in our BFSI segment, partially offset by higher revenue less repair payments (non-GAAP) in our TSLU, MRHP and HCLS segments and an appreciation of the pound sterling against the US dollar by an average of 1.5% for fiscal 2025 as compared to the average exchange rate for fiscal 2024.

The increase in revenue less repair payments (non-GAAP) from the Australia region was primarily attributable to higher revenue less repair payments (non-GAAP) in our BFSI, TSLU and HCLS segments, partially offset by lower revenue less repair payments (non-GAAP) in our MRHP segment, and a depreciation of the Australian dollar against the US dollar by an average of 0.9% for fiscal 2025, as compared to the average exchange rate in fiscal 2024.

The decrease in revenue less repair payments (non-GAAP) from the Europe (excluding the UK) region was primarily attributable to lower revenue less repair payments (non-GAAP) in our TSLU and MRHP segments and a deprecation of the Euro against the US dollar by an average of 1.0% for fiscal 2025 as compared to the average exchange rate for fiscal 2024, partially offset by higher revenue less repair payments (non-GAAP) in our HCLS and BFSI segments.

The decrease in revenue less repair payments (non-GAAP) from the South Africa region was primarily attributable to lower revenue less repair payments (non-GAAP) in our TSLU and BFSI segments, partially offset by higher revenue less repair payments (non-GAAP) in our MRHP segment and an appreciation of the South African rand against the US dollar by an average of 2.7% for fiscal 2025, as compared to the average exchange rate in fiscal 2024.

The increase in revenue less repair payments (non-GAAP) from the rest of world region was primarily attributable to higher revenue less repair payments (non-GAAP) in our TSLU and BFSI segments, partially offset by lower revenue less repair payments (non-GAAP) in our HCLS and MRHP segments.

Cost of Revenue (1)

The following table sets forth the composition of our cost of revenue for the periods indicated:

	Year ended March 31,
	2025	2024	Change
	(US dollars in millions)
Employee costs	$606.7	$627.0	$(20.3)
Repair payments	49.4	39.1	10.3
Facilities costs	128.0	124.2	3.8
Depreciation	27.4	24.3	3.1
Legal and professional costs	9.7	12.2	(2.5)
Travel costs	10.3	8.6	1.7
Other costs	17.9	21.4	(3.6)

Total cost of revenue (1)	$849.4	$856.8	$(7.4)

As a percentage of revenue	64.6%	64.7%

(1)	Exclusive of amortization expense

The decrease in cost of revenue was primarily due to lower employee costs on account of lower stock based compensation, lower legal and professional cost and lower other costs and the depreciation of the Indian rupee and the Philippine peso against the US dollar by an average of 2.1% and 3.4%, respectively, for fiscal 2025, as compared to the respective average exchange rates for fiscal 2024, which resulted in a decrease in our cost of revenue by approximately $12.1 million. The decreases were partially offset by wage inflation and higher facilities running costs due to an increase in facilities utilization (as our employees gradually returned to the office), higher travel costs due to increased travel and an appreciation of the South African rand against the US dollar by an average of 2.6% in fiscal 2025 as compared to the average exchange rate in fiscal 2024 which resulted in an increase in our cost by approximately $1.6 million.

Gross Profit

The following table sets forth our gross profit for the periods indicated:

	Year ended March 31,
	2025	2024	Change
	(US dollars in millions)
Gross profit (1)	$465.5	$466.6	$(1.0)
As a percentage of revenue	35.4%	35.3%
As a percentage of revenue less repair payments (non-GAAP)	36.8%	36.3%

(1)	Exclusive of amortization expense

Gross profit as a percentage of revenue increased in fiscal 2025 from fiscal 2024, notwithstanding lower revenues in fiscal 2025, primarily due to a lower cost of revenue as discussed above.

Gross profit as a percentage of revenue less repair payments (non-GAAP) increased in fiscal 2024 from fiscal 2023, in spite of lower revenue less repair payments (non-GAAP), primarily due to lower cost of revenue as discussed above.

Selling and Marketing Expenses

The following table sets forth the composition of our selling and marketing expenses for the periods indicated:

	Year ended March 31,
	2025	2024	Change
	(US dollars in millions)
Employee costs	$63.9	$62.1	$1.9
Other costs	19.0	16.2	2.7

Total selling and marketing expenses	$82.9	$78.3	$4.6

As a percentage of revenue	6.3%	5.9%
As a percentage of revenue less repair payments (non-GAAP)	6.6%	6.1%

The increase in our selling and marketing expenses was primarily due to an increase in employee costs due to higher sales personnel and wage inflation and an appreciation of the pound sterling against the US dollar by an average of 1.5% in fiscal 2025, as compared to the average exchange rates in fiscal 2024 which resulted in an increase of selling and marketing expenses by approximately $0.3 million. The increase was offset by lower share-based compensation cost.

General and Administrative Expenses

The following table sets forth the composition of our general and administrative expenses for the periods indicated:

	Year ended March 31,
	2025	2024	Change
	(US dollars in millions)
Employee costs	$128.5	$141.1	$(12.6)
Other costs	50.1	43.0	7.1

Total general and administrative expenses	$178.5	$184.1	$(5.6)

As a percentage of revenue	13.6%	13.9%
As a percentage of revenue less repair payments (non-GAAP)	14.1%	14.3%

The decrease in general and administrative expenses was primarily due to a decrease in employee costs due to lower share based compensation, lower costs related to the termination of our ADS facility and the listing of ordinary shares directly on the NYSE and the depreciation of the Indian rupee and the Philippine peso against the US dollar by an average of 2.1% and 3.4%, respectively, for fiscal 2025 as compared to the average exchange rates for fiscal 2024, which reduced our general and administrative expenses by approximately $1.6 million. The decrease was partially offset by wage inflation an increase in other costs due to higher travel costs and higher costs associated with the transition to voluntarily filing on U.S. domestic issuer forms and reporting under US GAAP.

Foreign Exchange Loss / (Gain), Net

The following table sets forth our foreign exchange loss / (gain), net for the periods indicated:

	Year ended March 31,
	2025	2024	Change
	(US dollars in millions)
Foreign exchange loss/ (gain), net	$0.2	$(0.7)	$0.9

We recorded foreign exchange loss of $0.2 million in fiscal 2025, primarily on account of a revaluation gain of $0.1 million and loss on account of de-designation of hedges of $0.3 million as compared to a foreign exchange gain of $0.7 million in fiscal 2024, primarily on account of a revaluation gain of $0.7 million.

Impairment of Intangible assets

The following table sets forth our impairment of intangible assets for the periods indicated:

	Year ended March 31,
	2025	2024	Change
	(US dollars in millions)
Impairment of Intangible assets	$0.0	$30.9	$30.9

We recorded Impairment of Intangible Assets of $30.9 million in fiscal 2024, primarily on account of an impairment charge to the customer relationship intangible related to our large HCLS client termination.

Amortization of Intangible Assets

The following table sets forth our amortization of intangible assets for the periods indicated:

	Year ended March 31,
	2025	2024	Change
	(US dollars in millions)
Amortization of intangible assets	$28.5	$33.0	$(4.6)

The decrease in amortization of intangible assets was primarily attributable lower amortization of intangibles as we had booked an impairment charge to the customer relationship intangible related to our large HCLS client termination in fiscal 2024 and lower amortization of intangible assets associated with our acquisition of Vuram, The Smart Cube and OptiBuy. The decrease was partially offset by increase in amortization of intangible assets associated with our acquisition of Kipi.ai

Operating Profit

The following table sets forth our operating profit for the periods indicated:

	Year ended March 31,
	2025	2024	Change
	(US dollars in millions)
Operating profit	$175.4	$140.9	$34.5
As a percentage of revenue	13.3%	10.6%
As a percentage of revenue less repair payments (non-GAAP)	13.9%	11.0%

Operating profit as a percentage of revenue was higher in fiscal 2025 as compared to fiscal 2024 notwithstanding lower revenues in fiscal 2025 due to lower impairment of intangibles and amortization of intangible assets and general and administrative expense as a percentage of revenue and higher gross margin, partially offset by higher selling and marketing expense as a percentage of revenue.

Operating profit as a percentage of revenue less repair payments (non-GAAP) was higher in fiscal 2025 as compared to fiscal 2024 notwithstanding lower revenue less repair payments (non-GAAP) in fiscal 2025 due to lower impairment of intangibles and amortization of intangible assets and general and administrative expense as a percentage of revenue less repair payments (non-GAAP) and higher gross margin, partially offset by higher selling and marketing expense as a percentage of revenue less repair payments (non-GAAP).

Other Income, net

The following table sets forth our other income, net for the periods indicated:

	Year ended March 31,
	2025	2024	Change
	(US dollars in millions)
Other income, net	$(50.5)	$(39.4)	$(11.1)

Other income, net was higher primarily due to the gain booked on the sale of our property in India and the write back of the contingent consideration related to our acquisition of OptiBuy and The Smart Cube in fiscal 2025, which we acquired in December 2022. The increase was partially offset by the write back of the contingent consideration related to our acquisition of Vuram in fiscal 2024, which we acquired in July 2022.

Finance Expense

The following table sets forth our finance expense for the periods indicated:

	Year ended March 31,
	2025	2024	Change
	(US dollars in millions)
Finance expense	$18.5	$15.3	$3.2

Finance expense increased primarily due to interest on long-term loan taken for general corporate purpose

Income Tax Expense

The following table sets forth our income tax expense for the periods indicated:

	Year ended March 31,
	2025	2024	Change
	(US dollars in millions)
Income tax expense	$37.3	$17.5	$19.8

The increase in income tax expense was primarily due to onetime reversal of deferred tax liability of $9.5 million on intangibles in twelve months ended March 31, 2024, one time charge due to the gain booked on the sale of our property in India and higher taxable profits in jurisdictions with higher tax rates for the twelve months ended March 31, 2025 offset by one-time tax benefit associated with the reversal of another deferred tax liability on intangibles in twelve months ended March 31, 2025.

Profit After Tax

The following table sets forth our profit after tax for the periods indicated:

	Year ended March 31,
	2025	2024	Change
	(US dollars in millions)
Profit after tax	$170.1	$147.5	$22.6
As a percentage of revenue	12.9%	11.1%
As a percentage of revenue less repair payments (non-GAAP)	13.4%	11.5%

The increase in profit after tax as a percentage of revenue as well as a percentage of revenue less repair payments (non-GAAP) was primarily on account of higher operating profit as a percentage of revenue and as a percentage of revenue less repair payments (non-GAAP) and higher other income, partially offset by higher finance expense and income tax expense, as explained above.

Fiscal 2024 Compared to Fiscal 2023

Revenue

The following table sets forth our revenue and percentage change in revenue for the periods indicated:

	Year ended March 31,
	2024	2023	Change	% Change
	(US dollars in millions)
Revenue	$1,323.4	$1,224.3	$99.1	8.1%

The increase in revenue of $99.1 million was primarily attributable to an increase in revenue from existing clients of $121.1 million (including revenue of $46.8 million from Vuram, The Smart Cube and OptiBuy which we acquired on July 1, 2022, December 16, 2022 and December 14, 2022, respectively) and an appreciation of the pound sterling and the Euro by an average of 4.2% and 4.1%, respectively, against the US dollar in fiscal 2024, as compared to the respective average exchange rates in fiscal 2023. The increase was partially offset by lower revenues from new clients of $19.2 million and higher hedging loss on our revenue by $2.8 million to a loss of $5.0 million in fiscal 2024 from a loss of $2.2 million in fiscal 2023. The increase in revenue was primarily attributable to higher revenues in our BFSI, MRHP and TSLU segments, partially offset by lower revenues in our HCLS segment. The decrease in revenues in our HCLS segment was in part attributable to the ramp-down of a large healthcare process for a client.

Revenue by Geography

The following table sets forth the composition of our revenue based on the location of our clients in our key geographies for the periods indicated:

	Revenue		As a percentage of revenue
	Year ended March 31,
	2024	2023	2024	2024
	(US dollars in millions)
North America (primarily the US)	$623.4	$602.5	47.1%	49.2%
UK	375.0	351.0	28.3%	28.7%
Europe (excluding the UK)	109.2	86.5	8.3%	7.1%
Australia	86.0	74.7	6.5%	6.1%
South Africa	13.4	13.5	1.0%	1.1%
Rest of world	116.4	96.0	8.8%	7.8%

Total	$1,323.4	$1,224.3	100.0%	100.0%

The increase in revenue in the North America (primarily the US) region was primarily attributable to higher revenues in our BFSI and MRHP segments, partially offset by lower revenues in our HCLS and TSLU segments.

The increase in revenue from the UK region was primarily attributable to higher revenues in our TSLU, MRHP and HCLS segments and an appreciation of the pound sterling against the US dollar by an average of 4.2% for fiscal 2024 as compared to the average exchange rate for fiscal 2023, partially offset by lower revenue in our BFSI segment.

The increase in revenue from the Europe (excluding the UK) region was primarily attributable to higher revenues in all our segments and an appreciation of the Euro against the US dollar by an average of 4.1% for fiscal 2024 as compared to the average exchange rate for fiscal 2023.

The increase in revenue from the Australia region was primarily attributable to higher revenues in our BFSI, TSLU and MRHP segments, partially offset by lower revenues in our HCLS segment, and a depreciation of the Australian dollar against the US dollar by an average of 4.0% for fiscal 2024, as compared to the average exchange rate in fiscal 2023.

The decrease in revenue from the South Africa region was primarily attributable to lower revenues in our TSLU segment and a depreciation of the South African rand against the US dollar by an average of 10.3% for fiscal 2024, as compared to the average exchange rate in fiscal 2023, partially offset by higher revenues in our MRHP and BFSI segments.

The increase in revenue from the rest of world region was primarily attributable to higher revenues in all our segments.

Revenue Less Repair Payments (non-GAAP)

The following table sets forth our revenue less repair payments (non-GAAP) and percentage change in revenue less repair payments (non-GAAP) for the periods indicated:

	Year ended March 31,
	2024	2023	Change	% Change
	(US dollars in million)
Revenue less repair payments (non-GAAP)	$1,284.3	$1,162.0	$122.2	10.5%

The increase in revenue less repair payments (non-GAAP) of $122.2 million was primarily attributable to an increase in revenue less repair payments (non-GAAP) from existing clients of $143.4 million, (including revenue of $46.8 million from Vuram, The Smart Cube and OptiBuy which we acquired on July 1, 2022, December 16, 2022 and December 14, 2022, respectively) and an appreciation of the pound sterling and the Euro by an average of 4.2% and 4.1%, respectively, against the US dollar in fiscal 2024, as compared to the respective average exchange rates in fiscal 2023. The increase was partially offset by lower revenue less repair payments (non-GAAP) from new clients of $18.3 million and a higher hedging loss on our revenue by $2.8 million to a loss of $5.0 million in fiscal 2024 from a loss of $2.2 million in fiscal 2023. The increase in revenue was primarily attributable to higher revenues in our BFSI, MRHP and TSLU segments, partially offset by lower revenues in our HCLS segment. The decrease in revenues in our HCLS segment was in part attributable to the ramp-down of a large healthcare process for a client.

Revenue Less Repair Payments (non-GAAP) by Geography

The following table sets forth the composition of our revenue less repair payments (non-GAAP) based on the location of our clients in our key geographies for the periods indicated:

	Revenue less repair payments (non-GAAP)		As a percentage of revenue less repair payments (non-GAAP)
	Year ended March 31,
	2024	2023	2024	2023
	(US dollars in millions)
North America (primarily the US)	$623.4	$602.5	48.5%	51.8%
UK	335.9	288.8	26.2%	24.9%
Europe (excluding the UK)	109.2	86.5	8.5%	7.4%
Australia	86.0	74.7	6.7%	6.4%
South Africa	13.4	13.5	1.0%	1.2%
Rest of world	116.4	96.0	9.1%	8.3%

Total	$1,284.3	$1,162.0	100.0%	100.0%

The increase in revenue less repair payments (non-GAAP) in the North America (primarily the US) region was primarily attributable to higher revenue less repair payments (non-GAAP) in our BFSI and MRHP segments, partially offset by lower revenue less repair payments (non-GAAP)s in our HCLS and TSLU segments.

The increase in revenue less repair payments (non-GAAP) from the UK region was primarily attributable to higher revenue less repair payments (non-GAAP) in all our segments and an appreciation of the pound sterling against the US dollar by an average of 4.2% for fiscal 2024 as compared to the average exchange rate for fiscal 2023.

The increase in revenue less repair payments (non-GAAP) from the Europe (excluding the UK) region was primarily attributable to higher revenue less repair payments (non-GAAP) in all our segments and an appreciation of the Euro against the US dollar by an average of 4.1% for fiscal 2024 as compared to the average exchange rate for fiscal 2023.

The increase in revenue less repair payments (non-GAAP) from the Australia region was primarily attributable to higher revenue less repair payments (non-GAAP) in our BFSI, TSLU and MRHP segments, partially offset by lower revenue less repair payments (non-GAAP) in our HCLS segment, and a depreciation of the Australian dollar against the US dollar by an average of 4.0% for fiscal 2024, as compared to the average exchange rate in fiscal 2023.

The decrease in revenue less repair payments (non-GAAP) from the South Africa region was primarily attributable to lower revenue less repair payments (non-GAAP) in our TSLU segment and a depreciation of the South African rand against the US dollar by an average of 10.3% for fiscal 2024, as compared to the average exchange rate in fiscal 2023, partially offset by higher revenue less repair payments (non-GAAP) in our MRHP and BFSI segments.

The increase in revenue less repair payments (non-GAAP) from the rest of world region was primarily attributable to higher revenue less repair payments (non-GAAP) in all our segments.

Cost of Revenue (1)

The following table sets forth the composition of our cost of revenue for the periods indicated:

	Year ended March 31,
	2024	2023	Change
	(US dollars in millions)
Employee costs	$627.0	$577.5	$49.5
Repair payments	39.1	62.2	(23.1)
Facilities costs	124.2	107.5	16.7
Depreciation	24.3	20.7	3.6
Legal and professional costs	12.2	12.4	(0.2)
Travel costs	8.6	7.3	1.2
Other costs	21.4	25.2	(3.7)

Total cost of revenue (1)	$856.8	$812.8	$44.0

As a percentage of revenue	64.7%	66.4%

(1)	Exclusive of amortization expense

The increase in cost of revenue was primarily due to higher employee costs on account of higher headcount (including headcount from Vuram, The Smart Cube and OptiBuy, which we acquired on July 1, 2022, December 16, 2022 and December 14, 2022, respectively), wage inflation and higher facilities running costs due to an increase in facilities utilization (as our employees gradually returned to the office); higher travel costs due to increased travel on account of the easing of COVID-19 related travel restrictions in most countries and an appreciation of the pound sterling and the Euro against the US dollar by an average of 4.2% and 4.1% respectively in fiscal 2024 as compared to the average exchange rate in fiscal 2023 which resulted in an increase in our cost by approximately $1.4 million. These increases were partially offset by (i) lower other costs primarily lower sub-contracting costs (primarily due to the ramp-down of a large healthcare process for a client) (ii) the depreciation of the Indian rupee, the Philippine peso and the South African rand against the US dollar by an average of 3.1%, 1.0% and 10.3%, respectively, for fiscal 2024, as compared to the respective average exchange rates for fiscal 2023, which resulted in a decrease in our cost of revenue by approximately $15.9 million . Further, the cost of revenue associated with COVID-19 related business continuity costs, such as costs arising from the provision of accommodation to our employees, rental laptops and WIFI dongles, which are devices that allow remote access via the Internet, as we shifted to a “hybrid” model, decreased by $3.1 million to $2.2 million in fiscal 2024 as compared to $5.3 million in fiscal 2023.

Gross Profit

The following table sets forth our gross profit for the periods indicated:

	Year ended March 31,
	2024	2023	Change
	(US dollars in millions)
Gross profit (1)	$466.6	$411.4	$55.1
As a percentage of revenue	35.3%	33.6%
As a percentage of revenue less repair payments (non-GAAP)	36.3%	35.4%

(1)	Exclusive of amortization expense

Gross profit as a percentage of revenue increased in fiscal 2024 from fiscal 2023, due to a higher revenue as discussed above.

Gross profit as a percentage of revenue less repair payments (non-GAAP) increased in fiscal 2024 from fiscal 2023, primarily due to a higher revenue less repair payments (non-GAAP) as discussed above.

Selling and Marketing Expenses

The following table sets forth the composition of our selling and marketing expenses for the periods indicated:

	Year ended March 31,
	2024	2023	Change
	(US dollars in millions)
Employee costs	$62.1	$51.7	$10.4
Other costs	16.2	11.8	4.4

Total selling and marketing expenses	$78.3	$63.5	$14.9

As a percentage of revenue	5.9%	5.2%
As a percentage of revenue less repair payments (non-GAAP)	6.1%	5.5%

The increase in our selling and marketing expenses was primarily due to an increase in employee costs due to wage inflation and higher share-based compensation costs and an increase in other costs due to higher marketing costs and higher travel costs and an appreciation of the pound sterling against the US dollar by an average of 4.2% in fiscal 2024, as compared to the average exchange rates in fiscal 2023 which resulted in an increase of selling and marketing expenses by approximately $0.7 million.

General and Administrative Expenses

The following table sets forth the composition of our general and administrative expenses for the periods indicated:

	Year ended March 31,
	2024	2023	Change
	(US dollars in millions)
Employee costs	$141.1	$130.7	$10.5
Other costs	43.0	38.5	4.5

Total general and administrative expenses	$184.1	$169.2	$14.9

As a percentage of revenue	13.9%	13.8%
As a percentage of revenue less repair payments (non-GAAP)	14.3%	14.6%

The increase in general and administrative expenses was primarily due to an increase in employee costs due to higher salaries on account of higher headcount (including headcount from Vuram, The Smart Cube and OptiBuy, which we acquired on July 1, 2022, December 16, 2022 and December 14, 2022, respectively) and wage inflation and an increase in other costs due to higher travel costs and costs related to the termination of our ADS facility and the listing of ordinary shares directly on the NYSE and costs associated with the transition to voluntarily filing as a domestic issuer reporting under US GAAP, partially offset by the depreciation of the Indian rupee and the South African rand against the US dollar by an average of 3.0% and 10.3%, respectively, for fiscal 2024 as compared to the average exchange rates for fiscal 2023, which reduced our general and administrative expenses by approximately $2.6 million.

Foreign Exchange Loss / (Gain), Net

The following table sets forth our foreign exchange loss / (gain), net for the periods indicated:

	Year ended March 31,
	2024	2023	Change
	(US dollars in millions)
Foreign exchange loss/ (gain), net	$(0.7)	$(1.0)	$0.3

We recorded foreign exchange gain of $0.7 million in fiscal 2024, primarily on account of a revaluation gain of $0.7 million as compared to a foreign exchange gain of $1.0 million in fiscal 2023, primarily on account of a revaluation gain of $1.0 million.

Impairment of Intangible assets

The following table sets forth our impairment of intangible assets for the periods indicated:

	Year ended March 31,
	2024	2023	Change
	(US dollars in millions)
Impairment of Intangible assets	$30.9	$—	$30.9

We recorded Impairment of Intangible Assets of $30.9 million in fiscal 2024, primarily on account of an impairment charge to the customer relationship intangible related to our large HCLS client termination.

Amortization of Intangible Assets

The following table sets forth our amortization of intangible assets for the periods indicated:

	Year ended March 31,
	2024	2023	Change
	(US dollars in millions)
Amortization of intangible assets	$33.0	$23.6	$9.4

The increase in amortization of intangible assets was primarily attributable to the amortization of intangibles assets associated with our acquisition of Vuram (which we acquired in July 2022), The Smart Cube (which we acquired in December 2022) and OptiBuy (which we acquired in December 2022) and amortization of intangible assets associated with the business transfer from a large insurance company (in October 2022). This increase was partially offset by the completion of the amortization of certain intangible assets associated with our Fusion acquisition.

Operating Profit

The following table sets forth our operating profit for the periods indicated:

	Year ended March 31,
	2024	2023	Change
	(US dollars in millions)
Operating profit	$140.9	$156.1	$(15.2)
As a percentage of revenue	10.6%	12.8%
As a percentage of revenue less repair payments (non-GAAP)	11.0%	13.4%

Operating profit as a percentage of revenue was lower in fiscal 2024 as compared to fiscal 2023 notwithstanding higher revenues in fiscal 2024 due to higher selling and marketing expenses, general and administrative expenses, impairment of intangibles and amortization of intangible assets and lower foreign exchange gains as a percentage of revenue, partially offset by lower cost of revenue as a percentage of revenue.

Operating profit as a percentage of revenue less repair payments (non-GAAP) was lower in fiscal 2024 from fiscal 2023 notwithstanding higher revenues less repair payments (non-GAAP) in fiscal 2024 due to higher selling and marketing expenses, impairment of intangibles and amortization of intangible assets and lower foreign exchange gains as a percentage of revenue, partially offset by lower cost of revenue and general and administrative expenses, as a percentage of revenue less repair payments (non-GAAP).

Other Income, net

The following table sets forth our other income, net for the periods indicated:

	Year ended March 31,
	2024	2023	Change
	(US dollars in millions)
Other income, net	$(39.4)	$(15.9)	$(23.4)

Other income, net was higher primarily due to the write back of the contingent consideration related to our acquisition of Vuram, which we acquired in July 2022.

Finance Expense

The following table sets forth our finance expense for the periods indicated:

	Year ended March 31,
	2024	2023	Change
	(US dollars in millions)
Finance expense	$15.3	$6.6	$8.7

Finance expense increased primarily due to higher interest on long-term loans taken for general corporate purposes and for the acquisition of The Smart Cube and an increase in the fair value of contingent considerations relating to our acquisitions.

Income Tax Expense

The following table sets forth our income tax expense for the periods indicated:

	Year ended March 31,
	2024	2023	Change
	(US dollars in millions)
Income tax expense	$17.5	$27.1	$(9.5)

The decrease in income tax expense was primarily due to a one time reversal of deferred tax liability of $9.5 million on intangibles, offset by an overall increase in taxable profit and an increase in tax rate in UK in fiscal 2024 and further offset by one-time deferred tax asset benefit of $1.7 million due to recognition of previously unrecognized deferred tax assets in fiscal 2023.

Profit After Tax

The following table sets forth our profit after tax for the periods indicated:

	Year ended March 31,
	2024	2023	Change
	(US dollars in millions)
Profit after tax	$147.5	$138.4	$9.1
As a percentage of revenue	11.1%	11.3%
As a percentage of revenue less repair payments (non-GAAP)	11.5%	11.9%

The decrease in profit after tax as a percentage of revenue as well as a percentage of revenue less repair payments (non-GAAP) was primarily on account of lower operating profit as a percentage of revenue and lower operating profit as a percentage of revenue less repair payments (non-GAAP) and higher finance expense, partially offset by higher other income and lower income tax expense, as explained above.

Results by Reportable Segment

For purposes of evaluating operating performance and allocating resources, we have organized our company by operating segments. See Note 25 to our consolidated financial statements included elsewhere in this annual report. For financial statement reporting purposes, we aggregate the segments that meet the criteria for aggregation as set forth in ASC 280, “Segment Reporting”

The Company provides business process management services. Effective April 1, 2023, the Company adopted a new organizational structure featuring four “SBUs”, each headed by a chief business officer. Under the new organizational structure, the Company combined its prior verticals into the four SBUs. The new structure is intended to help drive improved outcomes for global clients and enable the Company to better drive business synergies, enhance scalability, generate operating leverage, and create organizational depth. The Company now manages and reports financial information through its four SBUs, which reflects how management reviews financial information and makes operating decisions.

The SBUs’ performance is reviewed by the Group Chief Executive Officer, who has been identified as the Chief Operating decision Maker (“CODM”) as defined by ASC 280, “Segment Reporting ”. The CODM evaluates the Company’s performance and allocates resources based on revenue growth and operating performance of SBUs. The Company’s operating segments, effective April 1, 2023, are as follows:

•	TSLU: Travel and leisure, shipping and logistics and utilities;

•	MRHP: Diversified businesses (including manufacturing, retail and CPG, media and entertainment, and telecommunication), hi-tech and professional services, and procurement;

•	HCLS: Healthcare and life sciences; and

•	BFSI: Banking and financial services.

The Company uses revenue less repair payments (non-GAAP) as a primary measure to allocate resources and measure segment performance. Revenue less repair payments is a non-GAAP measure which is calculated as (a) revenue less (b) in the Company’s BFSI segment, payments to repair centers for “repair services” where the Company acts as the principal in its dealings with the third party repair centers and its clients.

The CODM does not evaluate certain operating expenses, finance expense, other income, net and income taxes by segment, therefore the Company does not allocate these expenses by segment.

The segment results for the year ended March 31, 2025 are as follows:

(US dollars in millions)	TSLU	MRHP	HCLS	BFSI	Reconciling item (3)	Total
Revenue from external customers
Segment Revenue	$377.8	$312.6	$135.9	$518.0	$(29.3)	$1,314.9
Payments to repair centers	—	—	—	49.4	—	49.4
Cost of revenue (1) (2)	225.1	172.5	92.1	292.7	14.6	796.9

Segment gross profit	$152.7	$140.1	$43.8	$175.9	$(43.9)	$468.6
Other costs (4)						227.2
Other income, net						(50.5)
Finance expense						18.5
Impairment of intangible assets						0.0
Amortization of intangible assets						28.5
Share-based compensation expense						37.5
Income- tax expense						37.3

Profit after tax						$170.1

(1)	Excludes share-based compensation expense.
(2)	Adjusted cost of revenue under reconciling items includes inter and intra segment eliminations and unallocated expenses.
(3)	Revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations.
(4)	Includes selling and marketing expenses, general and administrative expenses and foreign exchanges loss/ (gain), net excluding share-based compensation expense.

The segment results for the year ended March 31, 2024 are as follows:

(US dollars in millions)	TSLU	MRHP	HCLS	BFSI	Reconciling item (3)	Total
Revenue from external customers
Segment Revenue	$406.1	$319.3	$165.9	$461.9	$(29.8)	$1,323.4
Payments to repair centers	—	—	—	39.1	—	39.1
Cost of revenue (1) (2)	237.3	184.3	114.1	260.3	11.5	807.7

Segment gross profit	$168.8	$134.9	$51.8	$162.4	$(41.3)	$476.6
Other costs (4)						220.1
Other income, net						(39.4)
Finance expense						15.3
Impairment of intangible assets						30.9
Amortization of intangible assets						33.0
Share-based compensation expense						51.7
Income- tax expense						17.5

Profit after tax						$147.5

(1)	Excludes share-based compensation expense.
(2)	Adjusted cost of revenue under reconciling items includes inter and intra segment eliminations and unallocated expenses.
(3)	Revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations.
(4)	Includes selling and marketing expenses, general and administrative expenses and foreign exchanges loss/ (gain), net excluding share-based compensation expense.

The segment results for the year ended March 31, 2023 are as follows:

(US dollars in millions)	TSLU	MRHP	HCLS	BFSI	Reconciling item (3)	Total
Revenue from external customers
Segment Revenue	$376.2	$278.2	$187.4	$406.4	$(23.9)	$1,224.3
Payments to repair centers	—	—	—	62.2	—	62.2
Cost of revenue (1) (2)	225.7	169.9	135.2	212.2	(0.4)	742.5

Segment gross profit	$150.4	$108.3	$52.2	$132.0	$(23.5)	$419.5
Other costs (4)						190.0
Other income, net						(15.9)
Finance expense						6.6
Impairment of intangible assets						0.0
Amortization of intangible assets						23.6
Share-based compensation expense						49.7
Income- tax expense						27.0

Profit after tax						$138.4

(1)	Excludes share-based compensation expense.
(2)	Adjusted cost of revenue under reconciling items includes inter and intra segment eliminations and unallocated expenses.
(3)	Revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations.
(4)	Includes selling and marketing expenses, general and administrative expenses and foreign exchanges loss/ (gain), net excluding share-based compensation expense.

Revenue by SBUs

In fiscal 2025 and 2024, revenue and revenue less repair payments (non-GAAP) that we derived from our SBUs are as set forth in the following table:

	Year ended March 31, 2025		Year ended March 31, 2024
Strategic Business Unit (US dollars in millions)	Revenue	Revenue less repair payments (non-GAAP)	Revenue	Revenue less repair payments (non-GAAP)
BFSI	518.0	468.6	461.9	422.8
TSLU	377.8	377.8	406.1	406.1
MRHP	312.6	312.6	319.3	319.3
HCLS	135.9	135.9	165.9	165.9
Reconciling item (1)	(29.3)	(29.3)	(29.8)	(29.8)

Total	$1,314.9	$1,265.5	$1,323.4	$1,284.3

Note:

(1)	Revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations

Fiscal 2025 Compared to Fiscal 2024

TSLU

Segment Revenue

Revenue and revenue less repair payments (non-GAAP) in the TSLU segment decreased by 7.0% to $377.8 million in fiscal 2025 from $406.1 million in fiscal 2024. This decrease was primarily attributable to the decrease in revenues from our existing clients by $35.8 million due to lower volumes in the online travel segment and a depreciation of the Euro and the Australian dollar by an average of 1.0% and 0.9% respectively against the US dollar in the period ended March 31, 2025, as compared to the average exchange rates in the period ended March 31 2024. The decrease was partially offset by revenue from new clients of $8.5 million, an appreciation of the pound sterling and the South African rand by an average of 1.5% and 2.6% respectively, in each case against the US dollar for the period ended March 31, 2025, as compared to the respective average exchange rates in the period ended March 31, 2024.

Segment Gross Profit

Segment gross profit in the TSLU segment decreased by 9.5% to $152.7 million in fiscal 2025 from $168.8 million in fiscal 2024. The decrease was primarily attributable to lower segment revenue, partially offset by lower cost of revenue primarily due to lower employee cost in line with revenue reduction, partially offset by wage inflation and higher facilities running costs due to an increase in facilities utilization (as our employees gradually returned to the office) and higher travel cost.

MRHP

Segment Revenue

Revenue and revenue less repair payments (non-GAAP) in the MRHP segment decreased by 2.1% to $312.6 million in fiscal 2025 from $319.3 million in fiscal 2024. This decrease was primarily attributable to the decrease in revenues from our existing clients by $20.9 million and a depreciation of the Euro and the Australian dollar by an average of 1.0% and 0.9% respectively against the US dollar in the period ended March 31, 2025, as compared to the average exchange rates in the period ended March 31 2024. The decrease was partially offset by revenue from new clients of $13.4 million, an appreciation of the pound sterling and the South African rand by an average of 1.5% and 2.6% respectively, in each case against the US dollar for the period ended March 31, 2025, as compared to the respective average exchange rates in the period ended March 31, 2024.

Segment Gross Profit

Segment gross profit in the MRHP segment increased by 3.8% to $140.1 million in fiscal 2025 from $134.9 million in fiscal 2024. The increase was primarily attributable to lower cost of revenue primarily due to lower employee cost, partially offset by lower segment revenue.

HCLS

Segment Revenue

Revenue and revenue less repair payments (non-GAAP) in the HCLS segment decreased by 18.1% to $135.9 million in fiscal 2025 from $165.9 million in fiscal 2024. This decrease was primarily attributable to the loss of a large healthcare client and a depreciation of the Euro and the Australian dollar by an average of 1.0% and 0.9% respectively against the US dollar in the period ended March 31, 2025, as compared to the average exchange rates in the period ended March 31 2024. The decrease was partially offset by an appreciation of the pound sterling and the South African rand by an average of 1.5% and 2.6% respectively, in each case against the US dollar for the period ended March 31, 2025, as compared to the respective average exchange rates in the period ended March 31, 2024.

Segment Gross Profit

Segment gross profit in the HCLS segment decreased by 15.3% to $43.8 million in fiscal 2025 from $51.8 million in fiscal 2024. The decrease was primarily attributable to lower segment revenue, partially offset by lower cost of revenue primarily due to lower employee cost.

BFSI

Segment Revenue

Revenue in the BFSI segment increased by 12.1% to $518.0 million in fiscal 2025 from $461.9 million in fiscal 2024. This increase was primarily attributable to an increase in revenues from our existing clients by $31.3 million, revenue from new clients of $24.8 million and an appreciation of the pound sterling and the South African rand by an average of 1.5% and 2.6% respectively, in each case against the US dollar for the period ended March 31, 2025, as compared to the respective average exchange rates in the period ended March 31, 2024. The decrease was partially offset by depreciation of the Euro and the Australian dollar by an average of 1.0% and 0.9% respectively against the US dollar in the period ended March 31, 2025, as compared to the average exchange rates in the period ended March 31 2024.

Revenue less repair payments (non-GAAP) in the BFSI segment increased by 10.8% to $468.6 million in fiscal 2025 from $422.8 million in fiscal 2024. This increase was primarily attributable to an increase in revenues from our existing clients by $20.9 million, revenue from new clients of $24.8 million and an appreciation of the pound sterling and the South African rand by an average of 1.5% and 2.6% respectively, in each case against the US dollar for the period ended March 31, 2025, as compared to the respective average exchange rates in the period ended March 31, 2024. The decrease was partially offset by depreciation of the Euro and the Australian dollar by an average of 1.0% and 0.9% respectively against the US dollar in the period ended March 31, 2025, as compared to the average exchange rates in the period ended March 31 2024.

Segment Gross Profit

Segment gross profit in the BFSI segment increased by 8.3% to $175.9 million in fiscal 2025 from $162.4 million in fiscal 2024. The increase was primarily attributable to higher segment revenue, partially offset by higher cost of revenue primarily higher employee cost on account of higher headcount to support higher revenue and wage inflation and higher facilities running costs due to an increase in facilities utilization (as our employees gradually returned to the office).

Reconciling item

Segment Revenue

The revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations. Revenue and revenue less repair payments (non-GAAP) in the Reconciling item segment increased by 1.4% to ($29.3) million in fiscal 2025 from ($29.8) million in fiscal 2024. The increase was primarily on account of a lower hedging loss on our revenue by $1.3 million (loss of $3.7 million in fiscal 2025 as compared to a loss of $5.0 million in fiscal 2024)

Segment Gross Profit

The gross profit under reconciling items includes inter and intra segment eliminations and unallocated expenses. Segment gross profit in the Reconciling item segment decreased by 6.4% to ($43.9) million in fiscal 2025 from ($41.3) million in fiscal 2024. The decrease was primarily attributable to higher cost of revenue, partially offset by higher segment revenue.

Fiscal 2024 Compared to Fiscal 2023

TSLU

Segment Revenue

Revenue and revenue less repair payments (non-GAAP) in the TSLU segment increased by 8.0% to $406.1 million in fiscal 2024 from $376.2 million in fiscal 2023. This increase was primarily attributable to the increase in revenues for existing clients by $26.4 million and revenue from new clients of $3.5 million and an appreciation of the pound sterling and the Euro by an average of 4.2% and 4.1%, respectively, in each case against the US dollar in fiscal 2024, as compared to the respective average exchange rates in fiscal 2023. The increase was partially offset by a depreciation of the Australian dollar and the South African rand by an average of 4.0% and 10.3% respectively, in each case against the US dollar in fiscal 2024, as compared to the respective average exchange rates in fiscal 2023.

Segment Gross Profit

Segment gross profit in the TSLU segment increased by 12.2% to $168.8 million in fiscal 2024 from $150.4 million in fiscal 2023. The increase was primarily attributable to higher segment revenue, partially offset by higher cost of revenue primarily higher employee cost on account of wage inflation and higher facilities running costs due to an increase in facilities utilization (as our employees gradually returned to the office) and higher travel cost.

MRHP

Segment Revenue

Revenue and revenue less repair payments (non-GAAP) in the MRHP segment increased by 14.7% to $319.3 million in fiscal 2024 from $278.2 million in fiscal 2023. This increase was primarily attributable to the increase in revenues for existing clients by $31.9 million and revenue from new clients of $9.4 million and an appreciation of the pound sterling and the Euro by an average of 4.2% and 4.1%, respectively, in each case against the US dollar in fiscal 2024, as compared to the respective average exchange rates in fiscal 2023. The increase was partially offset by a depreciation of the Australian dollar by an average of 4.0% against the US dollar in fiscal 2024, as compared to the respective average exchange rates in fiscal 2023.

Segment Gross Profit

Segment gross profit in the MRHP segment increased by 24.6% to $134.9 million in fiscal 2024 from $108.3 million in fiscal 2023. The increase was primarily attributable to higher segment revenue, partially offset by higher cost of revenue primarily higher employee cost on account of higher headcount and wage inflation, higher facilities running costs due to an increase in facilities utilization (as our employees gradually returned to the office) and higher travel cost.

HCLS

Segment Revenue

Revenue and revenue less repair payments (non-GAAP) in the HCLS segment decreased by 11.5% to $165.9 million in fiscal 2024 from $187.4 million in fiscal 2023. This decrease was primarily attributable to the ramp-down of a large healthcare process for a client and a depreciation of the Australian dollar by an average of 4.0% against the US dollar in fiscal 2024, as compared to the respective average exchange rates in fiscal 2023. The decrease was partially offset by an appreciation of the pound sterling and the Euro by an average of 4.2% and 4.1%, respectively, in each case against the US dollar in fiscal 2024, as compared to the respective average exchange rates in fiscal 2023.

Segment Gross Profit

Segment gross profit in the HCLS segment decreased by 0.8% to $51.8 million in fiscal 2024 from $52.2 million in fiscal 2023. The decrease was primarily attributable to lower segment revenue, partially offset by lower cost of revenue primarily lower employee cost on account of lower headcount.

BFSI

Segment Revenue

Revenue in the BFSI segment increased by 13.6% to $461.9 million in fiscal 2024 from $406.4 million in fiscal 2023. This increase was primarily attributable to the increase in revenues for existing clients by $43.7 million and revenue from new clients of $11.6 million and an appreciation of the pound sterling and the Euro by an average of 4.2% and 4.1%, respectively, in each case against the US dollar in fiscal 2024, as compared to the respective average exchange rates in fiscal 2023. The increase was partially offset by a depreciation of the Australian dollar by an average of 4.0% against the US dollar in fiscal 2024, as compared to the respective average exchange rates in fiscal 2023.

Revenue less repair payments (non-GAAP) in the BFSI segment increased by 22.8% to $422.8 million in fiscal 2024 from $344.2 million in fiscal 2023. This increase was primarily attributable to the increase in revenues for existing clients by $66.9 million and revenue from new clients of $11.6 million and an appreciation of the pound sterling and the Euro by an average of 4.2% and 4.1%, respectively, in each case against the US dollar in fiscal 2024, as compared to the respective average exchange rates in fiscal 2023. The increase was partially offset by a depreciation of the Australian dollar by an average of 4.0% against the US dollar in fiscal 2024, as compared to the respective average exchange rates in fiscal 2023.

Segment Gross Profit

Segment gross profit in the BFSI segment increased by 23.0% to $162.4 million in fiscal 2024 from $132.0 million in fiscal 2023. The increase was primarily attributable to higher segment revenue, partially offset by higher cost of revenue primarily higher employee cost on account of higher headcount and wage inflation, higher facilities running costs due to an increase in facilities utilization (as our employees gradually returned to the office) and higher travel cost.

Reconciling item

Segment Revenue

The revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations. Revenue and revenue less repair payments (non-GAAP) in the Reconciling item segment decreased by 8.1% to ($29.8) million in fiscal 2024 from ($23.9) million in fiscal 2023. The decrease was primarily on account of a higher hedging loss on our revenue by $2.8 million (loss of $5.0 million in fiscal 2024 as compared to a loss of $2.2 million in fiscal 2023)

Segment Gross Profit

The gross profit under reconciling items includes inter and intra segment eliminations and unallocated expenses. Segment gross profit in the Reconciling item segment decreased by 75.8% to ($41.3) million in fiscal 2024 from ($23.5) million in fiscal 2023. The decrease was primarily attributable to higher cost associated with our facilities as we added capacity to support future growth and to support employees gradually returned to the office.

Tax Assessment Orders

Transfer pricing regulations to which we are subject require that any international transaction among the WNS group enterprises be on arm’s-length terms. We believe that the international transactions among the WNS group enterprises are on arm’s-length terms. If, however, the applicable tax authorities determine that the transactions among the WNS group enterprises do not meet arm’s-length criteria, we may incur increased tax liability, including accrued interest and penalties. This would cause our tax expense to increase, possibly materially, thereby reducing our profitability and cash flows. We had signed an advance pricing agreement with the Government of India providing for the agreement on transfer pricing matters over certain transactions covered thereunder for a period of five years starting from April 2018. We have filed an application with the Government of India for the renewal of the advance pricing agreement on similar terms for another five years starting from April 2023.

The applicable tax authorities may also disallow deductions or tax holiday benefits claimed by us and assess additional taxable income on us in connection with their review of our tax returns.

From time to time, we receive orders of assessment from the Indian tax authorities assessing additional taxable income on us and/or our subsidiaries in connection with their review of our tax returns. We currently have orders of assessment for fiscal 2003 through fiscal 2021 pending before various appellate authorities. These orders assess additional taxable income that could in the aggregate give rise to an estimated ₹302.6 million ($3.5 million based on the exchange rate on March 31, 2025) in additional taxes, including interest of ₹51.9 million ($0.6 million based on the exchange rate on March 31, 2025).

The following sets forth the details of these orders of assessment:

Entity	Amount demanded (including interest)				Interest on amount Demanded
	(₹ and US dollars in millions)
WNS Global Services Private Limited	₹	222.0	$(2.5	)(1)	₹	29.2	$(0.3	)(1)
WNS Business Consulting Services Private Limited	₹	1.0	$(0.1	)(1)	₹	—	$—
Permanent establishment of WNS North America Inc and WNS Global Services UK Limited in India	₹	79.6	$(0.9	)(1)	₹	22.7	$(0.3	)(1)
Total	₹	302.6	$(3.5	)(1)	₹	51.9	$(0.6	)(1)

Note:

(1)	Based on the exchange rate as at March 31, 2025.

The aforementioned orders of assessment allege that the transfer prices we applied to certain of the international transactions between WNS Global or WNS BCS (each of which is one of our Indian subsidiaries), as the case may be, and our other wholly-owned subsidiaries named above were not on arm’s-length terms, disallow a tax holiday benefit claimed by us, deny the set off of brought forward business losses and unabsorbed depreciation and disallow certain expenses claimed as tax deductible by WNS Global or WNS BCS, as the case may be. As at March 31, 2025, we had provided a tax reserve of ₹774.3 million ($9.06 million based on the exchange rate on March 31, 2025) primarily on account of the Indian tax authorities’ denying the set-off of brought forward business losses and unabsorbed depreciation. We have appealed against these orders of assessment before higher appellate authorities.

In addition, we currently have orders of assessment pertaining to similar issues that have been decided in our favor by appellate authorities, vacating tax demands of ₹6,644.5 million ($77.7 million based on the exchange rate on March 31, 2025) in additional taxes, including interest of ₹2,320.0 million ($27.1 million based on the exchange rate on March 31, 2025). The income tax authorities have filed or may file appeals against these orders at higher appellate authorities.

In case of disputes, the Indian tax authorities may require us to deposit with them all or a portion of the disputed amounts pending resolution of the matters on appeal. Any amount paid by us as deposits will be refunded to us with interest if we succeed in our appeals. We have deposited ₹904.1 million ($10.6 million based on the exchange rate on March 31, 2025) of the disputed amount with the tax authorities and may be required to deposit the remaining portion of the disputed amount with the tax authorities pending final resolution of the respective matters.

As at March 31, 2025, corporate tax returns for fiscal year 2022 and thereafter remain subject to examination by tax authorities in India.

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

In addition, we currently have orders of assessment outstanding for various years pertaining to pre-acquisition period of Smart Cube India Private Limited acquired in fiscal 2023, which assess additional taxable income that could in the aggregate give rise to an estimated ₹77.8 million ($0.9 million based on the exchange rate on March 31, 2025) in additional taxes, including interest of ₹45.8 million ($0.5 million based on the exchange rate on March 31, 2025). These orders of assessment disallow tax holiday benefit claimed by Smart Cube India Private Limited. Smart Cube India Private Limited has appealed against these orders of assessment before higher appellate authorities.

We have received orders of assessment from the value-added-tax (“VAT”), service tax, local body tax (LBT) and goods and services tax (“GST”) authorities, demanding payment of ₹1,106.1 million ($12.9 million based on the exchange rate on March 31, 2025) toward VAT, service tax, LBT and GST for the period April 1, 2010 to March 31, 2023. The tax authorities have rejected input tax credit on certain types of input services. Based on consultations with our tax advisors, we believe these orders of assessments will more likely than not be vacated by the higher appellate authorities and we intend to dispute the orders of assessments.

In 2016, we also received an assessment order from the Sri Lankan Tax Authority, demanding payment of LKR 25.2 million ($0.1 million based on the exchange rate on March 31, 2025) in connection with the review of our tax return for fiscal year 2012. The assessment order challenges the tax exemption that we have claimed for export business. We have filed an appeal against the assessment order with the Sri Lankan Supreme Court in this regard. Based on consultations with our tax advisors, we believe this order of assessment will more likely than not be vacated.

No assurance can be given, however, that we will prevail in our tax disputes. If we do not prevail, payment of additional taxes, interest and penalties may adversely affect our results of operations, financial condition and cash flows. There can also be no assurance that we will not receive similar or additional orders of assessment in the future.

Liquidity and Capital Resources

Our capital requirements are principally for the establishment of operating facilities to support our growth and acquisitions, to fund our debt repayment obligations, to fund our acquisitions and to fund the repurchase of ordinary shares under our share repurchase programs, as described in further detail below, see Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Issuer Purchases of Equity Securities.” Our sources of liquidity include cash and cash equivalents and cash flow from operations, supplemented by equity and debt financing and bank credit lines as required.

As at March 31, 2025, we had cash and cash equivalents of $106.9 million which were primarily held in Indian rupees, pound sterling, Sri Lankan Rupees, Philippine pesos, Romanian leu, US dollars, Australian dollars and South African rand. We typically seek to invest our available cash on hand in bank deposits and money market instruments. Our investments include primarily bank deposits, mutual funds which totaled $157.2 million as at March 31, 2025.

As at March 31, 2025, we had $243.5 million debt outstanding, as discussed below.

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

In December 2022, WNS UK obtained a term loan facility of £83.0 million ($107.2 million based on the exchange rate on March 31, 2025) from The Hongkong and Shanghai Banking Corporation Limited, Hong Kong and Citibank N.A., UK Branch to fund our acquisition of The Smart Cube. The loan bears interest at a rate equivalent to SONIA plus a margin of 1.25% per annum. WNS UK’s obligations under the term loan are guaranteed by WNS. The term loan is secured by a pledge of shares of WNS (Mauritius) Limited held by WNS. The facility agreement for the term loan contains certain covenants, including restrictive covenants relating to our indebtedness and financial covenants relating to our EBITDA to debt service ratio and total net borrowings to EBITDA ratio, each as defined in the facility agreement. The loan matures in December 2027 and the principal is repayable in 10 semi-annual installments of £8.3 million each. On June 16, 2023, December 18, 2023, June 18, 2024 and December 19, 2024, we made a scheduled repayment of £8.3 million each.

In June 2024, the Company obtained a term loan facility of $100.0 million from The Hongkong and Shanghai Banking Corporation Limited, Singapore Branch and JP Morgan Chase Bank N.A., Singapore Branch for general corporate purposes. The loan bears interest at a rate equivalent to the SOFR plus a margin of 1.15% per annum. WNS (Mauritius) Limited’s obligations under the term loan are guaranteed by WNS. The term loan is secured by a pledge of shares of WNS (Mauritius) Limited held by WNS. The facility agreement for the term loan contains certain covenants, including restrictive covenants relating to our indebtedness and financial covenants relating to our EBITDA to debt service ratio and total net borrowings to EBITDA ratio, each as defined in the facility agreement. The loan matures in June 2029 and the principal is repayable in 10 semi-annual installments of $10.0 million each. On December 9, 2024 we made a scheduled repayment of $10.0 million.

In March 2025, WNS North America Inc. obtained a term loan facility of $35.0 million from The Hongkong and Shanghai Banking Corporation Limited, USA, National Association for general corporate purposes. The loan bears interest at a rate equivalent to the one month Term SOFR plus a margin of 1.25% per annum. WNS North America Inc.’s obligations under the term loan are guaranteed by WNS. The term loan is secured by a pledge of shares of WNS (Mauritius) Limited held by WNS. The facility agreement for the term loan contains certain covenants, including restrictive covenants relating to our indebtedness and financial covenants relating to our EBITDA to debt service ratio and total net borrowings to EBITDA ratio, each as defined in the facility agreement. The loan matures in March 2028 and the principal is repayable in 6 semi-annual installments of $5.8 million each commencing from September 2025.

As at March 31, 2025, we also had available lines of credit amounting to $137.8 million. As at March 31, 2025, $15.0 million was utilized under this facility.

•

As at March 31, 2025, our Indian subsidiary, WNS Global, had an unsecured line of credit of ₹840 million ($9.8 million based on the exchange rate on March 31, 2025) from The Hongkong and Shanghai Banking Corporation Limited, ₹600 million ($7.0 million based on the exchange rate on March 31, 2025) from JP Morgan Chase Bank, N.A., ₹800 million ($9.4 million based on the exchange rate on March 31, 2025) from Citibank N.A., ₹750 million ($8.8 million based on the exchange rate on March 31, 2025) from Axis Bank, ₹600 million ($7.0 million based on the exchange rate on March 31, 2025) from DBS Bank, ₹600 million ($7.0 million based on the exchange rate on March 31, 2025) from HDFC Bank, ₹600 million ($7.0 million based on the exchange rate on March 31, 2025) from ICICI Bank and ₹600 million ($7.0 million based on the exchange rate on March 31, 2025) from Standard Chartered Bank for working capital purposes. Interest on these lines of credit would be determined on the date of the borrowing. These lines of credit generally can be withdrawn by the relevant lender at any time. As at March 31, 2025, there was no outstanding amount under this facility.

•

As at March 31, 2025 WNS UK had a working capital facility of £14.0 million ($18.1 million based on the exchange rate on March 31, 2025) from HSBC Bank plc. The working capital facility bears interest at Bank of England base rate plus a margin of 2.00% per annum. Interest is payable on a quarterly basis. The facility is subject to conditions to drawdown and can be withdrawn by the lender at any time by notice to the borrower. As at March 31, 2025, there was no outstanding amount under this facility.

•

As at March 31, 2025 our South African subsidiary, WNS Global Services SA (Pty) Ltd., had an unsecured line of credit of ZAR 30.0 million ($1.6 million based on the exchange rate on March 31, 2025) from The HSBC Bank plc. for working capital purposes. This facility bears interest at prime rate less a margin of 2.25% per annum. This line of credit can be withdrawn by the lender at any time. As at March 31, 2025, there was no outstanding amount under this facility.

•

As at March 31, 2025, WNS North America Inc., had an unsecured line of credit of $40.0 million from The HSBC Bank plc. for working capital purposes. This facility bears interest at prime rate or SOFR plus a margin of 1.60% per annum. This line of credit can be withdrawn by the lender at any time. As at March 31, 2025, $15.0 million was utilized under this facility.

•

As at March 31, 2025, WNS Global Services Philippines Inc. had an unsecured line of credit of $15.0 million from The HSBC Bank plc. for working capital purposes. This line of credit can be withdrawn by the lender at any time. As at March 31, 2025, there was no outstanding amount under this facility.

As at March 31, 2025, bank guarantees amounting to $1.8 million were provided on behalf of certain of our subsidiaries to regulatory authorities and other third parties.

Based on our current level of operations, we expect that our anticipated cash generated from operating activities, cash and cash equivalents on hand, and use of existing credit facilities will be sufficient to fund our estimated capital expenditures, share repurchases and working capital needs for the next 12 months. However, if our lines of credit were to become unavailable for any reason, we would require additional financing to fund our capital expenditures, share repurchases and working capital needs. We currently expect our capital expenditures needs in fiscal 2026 to be approximately $65.0 million. The geographical distribution, timing and volume of our capital expenditures in the future will depend on new client contracts we may enter into or the expansion of our business under our existing client contracts. Our capital expenditure in fiscal 2025 amounted to $54.1 million and our capital commitments (net of capital advances) as at March 31, 2025 were $15.9 million. Of the capital expenditure incurred in fiscal 2025, approximately $32.7 million was incurred in India, approximately $7.4 million was incurred in South Africa, approximately $5.3 million was incurred in the US, approximately $3.3 million was incurred in the Philippines, approximately $2.3 million was incurred in UK, approximately $3.1 million was incurred in the rest of the world. Of the capital commitments of $15.9 million, we plan to spend approximately $6.6 million in India, approximately $4.7 million in the Philippines, approximately $2.3 million in South Africa, approximately $2.4 million in the rest of the world.

Further, under the current challenging economic and business conditions as discussed under “— Global Economic Conditions” above, there can be no assurance that our business activity would be maintained at the expected level to generate the anticipated cash flows from operations. If the current market conditions deteriorate, we may experience a decrease in demand for our services, resulting in our cash flows from operations being lower than anticipated. If our cash flows from operations are lower than anticipated, including as a result of the ongoing downturn in the market conditions or otherwise, we may need to obtain additional financing to meet our debt repayment obligations and pursue certain of our expansion plans. Further, we may in the future make further acquisitions. If we have significant growth through acquisitions or require additional operating facilities beyond those currently planned to service new client contracts, we may also need to obtain additional financing. We believe in maintaining maximum flexibility when it comes to financing our business. We regularly evaluate our current and future financing needs. Depending on market conditions, we may access the capital markets to strengthen our capital position, and provide us with additional liquidity for general corporate purposes, which may include capital expenditures acquisitions, refinancing of indebtedness and working capital. If current market conditions deteriorate, we may not be able to obtain additional financing or any such additional financing may be available to us on unfavorable terms. An inability to pursue additional opportunities will have a material adverse effect on our ability to maintain our desired level of revenue growth in future periods.

The following table shows our cash flows in fiscal 2025 and 2024:

	Year ended March 31,
	2025	2024
	(US dollars in millions)
Net cash provided by operating activities	$207.2	$200.8
Net cash used in investing activities	$(92.7)	$(24.3)
Net cash used in financing activities	$(89.8)	$(214.4)

Cash Flows from Operating Activities

Net cash provided by operating activities increased to $207.2 million in fiscal 2025 from $200.8 million in fiscal 2024. The increase in net cash provided by operating activities was attributable to an increase in cash inflow towards working capital requirements by 12.9 million; partially offset by a decrease in profit as adjusted for non-cash and other items by $6.7 million.

The profit after tax as adjusted for non-cash and other items, primarily comprised the following: (i) profit after tax of $170.1 million in fiscal 2025 as compared to $147.5 million in fiscal 2024; (ii) income tax benefit (deferred tax) of $3.3 million in fiscal 2025 as compared to $32.3 million in fiscal 2024; (iii) unrealized exchange loss of $2.8 million in fiscal 2025 as compared to an unrealized exchange gain of $3.9 million in fiscal 2024; (iv) reversal of contingent consideration of $18.3 million in fiscal 2025 as compared to $22.5 in fiscal 2024; (v) allowances for expected credit losses of $2.0 million for fiscal 2025 as compared to $0.2 million for fiscal 2024; (vi) reduction in the carrying amount of operating lease right-of-use assets of $29.6 million for fiscal 2025 as compared to $30.0 million for fiscal 24; (vii) depreciation and amortization expense of $56.6 million in fiscal 2025 as compared to $58.1 million in fiscal 2024; (viii) unrealized gain on derivative instruments of $6.1 million in fiscal 2025 as compared to an unrealized loss of $1.5 million on derivative instruments in fiscal 2024; (ix) share-based compensation expense of $37.5 million in fiscal 2025 as compared to $51.7 million in fiscal 2024; (x) Gain on sale of property and equipment of $16.8 million in fiscal 2025 as compared to $0.4 million in fiscal 2024; and (xi) impairment of intangible assets of nil in fiscal 2025 as compared to $30.9 in fiscal 2024.

Cash outflow on account of working capital changes was $36.9 million in fiscal 2025 as compared to $49.8 million in fiscal 2024. This was primarily on account of a decrease in cash outflow in relation to accounts receivables and unbilled revenue by $16.5 million, an increase in cash inflow from contract liabilities by $10.6 million, a decrease in cash outflow from current liabilities by $6.1 million, an increase in cash inflow from accounts payable by $1.7 million partially offset by a decrease in cash inflow towards income tax payable by $14.3 million, an increase in cash outflow from other assets by $4.8 million and an increase in cash outflow towards operating lease liabilities by $2.9 million.

Cash Flows from Investing Activities

Net cash used in investing activities increased to $92.7 million in fiscal 2025 from $24.3 million in fiscal 2024. This was primarily on account of net cash outflow of $63.4 toward our acquisition in fiscal 2025 as compared to nil in fiscal 2024, a net cash inflow of proceeds from redemption of investment in mutual funds of $4.1 million for fiscal 2025 as compared to proceeds from redemption of investment in mutual funds of $31.0 million fiscal 2024, a net cash outflow of $3.3 million toward other investment made in fiscal 2025 as compared to nil in fiscal 2024, partially offset by a net cash inflow (maturity of fixed deposits, net of placements) from our fixed deposit investments of $3.2 million in fiscal 2025 as compared to net cash outflow (placement of fixed deposits, net of maturities) towards our fixed deposit investments of $2.5 million in fiscal 2024 and a cash outflow of $54.1 million in fiscal 2025 toward the purchase of property and equipment (comprising mainly leasehold improvements, furniture and fixtures, office equipment and information technology equipment) and intangible assets (comprising computer software), as compared to $54.3 million in fiscal 2024.

Cash Flows from Financing Activities

Net cash used in financing activities decreased to $89.8 million in fiscal 2025 from $214.4 million in fiscal 2024. This was primarily on account of a cash inflow due to proceeds from long term debt (net of repayment of $47.0 million) of $88.0 million in fiscal 2025 as compared to a cash outflow due to repayment of long term debt of $37.1 million in fiscal 2024, a cash outflow of $149.7 million toward share repurchases in fiscal 2025 as compared to $215.3 million in fiscal 2024 partially offset by a cash outflow towards repayment of short term line of credit of $25.0 million (net of availment of $102.0 million) in fiscal 2025 as compared to availment of short term line of credit of $40.3 million (net of repayment of $67.3 million) in fiscal 2024 and a cash outflow due to payment of debt issuance cost of $0.5 million in fiscal 2025 as compared to nil in fiscal 2024.

Contractual Obligations

Our principal commitments consist of expected principal cash payments relating to our obligations under operating leases for office space, which represent minimum lease payments for office space, and purchase obligations for property and equipment. The following table sets out our total future contractual obligations as at March 31, 2025 on a consolidated basis:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(US dollars in millions)
Accounts payables	$29.2	$29.2	$—	$—	$—
Short-term line of credit	15.0	15.0	—	—	—
Long term debt (before netting off debt issuance costs)	229.3	69.1	130.2	30.0	—
Estimated interest payments (1)	22.5	11.0	10.4	1.1	—
Lease liabilities	273.6	44.4	78.0	58.8	92.4
Purchase obligations (net of capital advances)	15.9	15.9	—	—	—

Total	$585.5	$184.6	$218.6	$89.9	$92.4

1)	Interest payments are based on effective interest rates as at March 31, 2025.

Research and Development

We have committed, and expect to continue to commit in the future, a portion of our resources to research and development. We are investing substantially in WNS Analytics, our “research, data, analytics and AI” practice, to strengthen our offerings to enable business growth and digital transformation for our clients. We collaborate with clients on their data driven transformation journey and enhance the returns on their analytics investments through our cloud-based AI/ML driven offerings and platforms with next-gen technologies.

Trend Information

Please refer to “—Results of Operations” for a discussion of the most recent trends in our services, sales and expenses by the end of fiscal 2025. In addition, please refer to discussions included therein for a discussion of known trends, uncertainties, demands, commitments or events that we believe are reasonably likely to have a material effect on our net sales or revenues, income from continuing operations, profitability, liquidity or capital resources, or that would cause reported financial information to be not necessarily indicative of our future operating results or financial condition.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements included elsewhere in this annual report which have been prepared in accordance with USGAAP, as issued by the FASB. Note 2 to our consolidated financial statements included elsewhere in this annual report describes our significant accounting policies and is an essential part of our consolidated financial statements.

We believe the following to be critical accounting estimates. By “critical accounting estimates,” we mean policies that are both important to our financial condition and financial results and require critical management judgments and estimates. Although we believe that our judgments and estimates are appropriate, actual future results may differ from our estimates.

i.	Useful lives of property and equipment

We depreciate property and equipment on a straight-line basis over the estimated useful lives of assets. The useful lives are based on historical experience with similar assets as well as anticipation of future events, which may impact their useful lives. The estimated useful lives of assets are reviewed at least annually.

ii.	Business combinations

Business combinations are accounted for using the acquisition method of accounting in accordance with Accounting Standard Codification (“ASC”) Topic 805, “Business Combinations.”

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

iii.	Intangible assets and goodwill

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

iv.	Revenue recognition

Our determination of whether BPM services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

We provide automobile claims handling services, wherein we enter into contracts with its clients to process all their claims over the contract period and the fees are determined either on a per claim basis or as a fixed payment for the contract period. Where the contracts are on a per claim basis, we invoice the client at the inception of the claim process. We estimate the processing period for the claims and recognize revenue over the estimated processing period. This processing period generally ranges between one to two months. The processing time may be greater for new clients and the estimated service period is adjusted accordingly. The processing period is estimated based on historical experience and other relevant factors, if any.

v.	Allowance for credit losses

Loss allowance for accounts receivables and unbilled revenue with no significant financing component are measured at an amount equal to lifetime ECL. We apply the simplified approach for determining the lifetime ECL allowance using our historical credit loss experience adjusted for factors that are specific to the debtor.

vi.	Valuation allowances for deferred tax assets

The assessment of the probability of future taxable profit in which deferred tax assets can be utilized is based on our latest approved budget forecast, which is adjusted for significant non-taxable profit and expenses and specific limits to the use of any unused tax loss or credit. The tax rules in the numerous jurisdictions in which we operate are also carefully taken into consideration. If a positive forecast of taxable profit indicates the probable use of a deferred tax asset, especially when it can be utilized without a time limit, that deferred tax asset is usually recognized in full. The recognition of deferred tax assets that are subject to certain legal or economic limits or uncertainties is assessed individually by management based on the specific facts and circumstances.

vii.	Current income taxes and unrecognized tax benefits

The major tax jurisdictions for us are India, the Philippines, South Africa, UK, and US, though we also file tax returns in other foreign jurisdictions. Significant judgments are involved in determining the provision for income taxes including judgment on whether tax positions are probable of being sustained in tax assessments. A tax assessment can involve complex issues, which can only be resolved over extended time periods. The recognition of taxes that are subject to certain legal or economic limits or uncertainties is assessed individually by management based on the specific facts and circumstances.

viii.	Valuation of derivative financial instruments

Management uses appropriate valuation techniques, in measuring the fair value of derivative financial instruments, where active market quotes are not available. In applying the valuation techniques, management makes maximum use of market inputs, and uses estimates and assumptions that are, as far as possible, consistent with observable data that market participants would use in pricing the instrument. Where applicable data is not observable, management uses its best estimate about the assumptions that market participants would make. These estimates may vary from the actual prices that would be achieved in an arm’s length transaction at the reporting date.

ix.	Measurement of lease liabilities and operating lease right-of-use (“ROU”) assets

We determine the lease term as the non-cancellable period of a lease including any option to extend or terminate the lease, if the use of such option is reasonably certain. We make an assessment on the expected lease term on a lease-by-lease basis and thereby assesses whether it is reasonably certain that any options to extend or terminate the contract will be exercised. In evaluating the lease term, we consider factors such as any significant leasehold improvements undertaken over the lease term, costs relating to the termination of the lease and the importance of the underlying asset to operations, taking into account the location of the underlying asset and the availability of suitable alternatives. The lease term in future periods is reassessed to ensure that the lease term reflects the current economic circumstances. We have applied an incremental borrowing rate for the purpose of computing lease liabilities based on the rate prevailing in respective geographies.

x.	Measurements of share-based compensation expense

The share-based compensation expense is determined based on our estimate of equity instruments that will eventually vest and valuation using the Monte-Carlo simulation and the binomial lattice model.

xi.	Assets and obligations related to employee benefits

In accounting for employee benefits, several statistical and other factors that attempt to anticipate future events are used to calculate plan expenses and liabilities. These factors include expected return on plan assets, discount rate assumptions and rate of future compensation increases. To estimate these factors, actuarial consultants also use estimates such as withdrawal, turnover, and mortality rates which require significant judgment. The actuarial assumptions used by us may differ materially from actual results in future periods due to changing market and economic conditions, regulatory events, judicial rulings, higher or lower withdrawal rates, or longer or shorter participant life spans.

xii.	Other contingencies

Loss contingencies are recorded as liabilities when a loss is considered probable and the amount can be reasonably estimated. Significant judgment is required in the determination of both probability and whether an exposure is reasonably estimable. While uncertainties are inherent in the final outcome of these matters, we believe, after consultation with counsel, that the disposition of these proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Components of Market Risk

Exchange Rate Risk

Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenue less repair payments (non-GAAP) is denominated in pound sterling and US dollars, approximately 46.0% of our expenses (net of payments to repair centers made as part of our WNS Auto Claims BPM business) in fiscal 2023 were incurred and paid in Indian rupees. The exchange rates between each of the pound sterling, the Indian rupee, the Australian dollar, the South African rand and the Philippine peso, on the one hand, and the US dollar, on the other hand, have changed substantially in recent years and may fluctuate substantially in the future. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Foreign Exchange – Exchange Rates.”

Our exchange rate risk primarily arises from our foreign currency-denominated receivables. Based upon our level of operations in fiscal 2025, a sensitivity analysis shows that a 10% appreciation or depreciation in the pound sterling against the US dollar would have increased or decreased revenue by approximately $34.7 million and increased or decreased revenue less repair payments (non-GAAP) by approximately $29.8 million in fiscal 2025, a 10% appreciation or depreciation in the Australian dollar against the US dollar would have increased or decreased revenue and revenue less repair payments (non-GAAP) by approximately $9.6 million in fiscal 2025, and a 10% appreciation or depreciation in the South African rand against the US dollar would have increased or decreased revenue and revenue less repair payments (non-GAAP) by approximately $1.1 million in fiscal 2025. Similarly, a 10% appreciation or depreciation in the Indian rupee against the US dollar would have increased or decreased our expenses incurred and paid in Indian rupee in fiscal 2025 by approximately $53.1 million, a 10% appreciation or depreciation in the South African rand against the US dollar would have increased or decreased our expenses incurred and paid in South African rand in fiscal 2025 by approximately $8.0 million and a 10% appreciation or depreciation in the Philippine peso against the US dollar would have increased or decreased our expenses incurred and paid in Philippine peso in fiscal 2025 by approximately $12.0 million.

To protect against foreign exchange gains or losses on forecasted revenue and inter-company revenue, we have instituted a foreign currency cash flow hedging program. We hedge a part of our forecasted revenue and inter-company revenue denominated in foreign currencies with forward contracts and options.

Interest Rate Risk

Our exposure to interest rate risk arises from our borrowings that have a floating rate of interest, which is linked to various benchmark interest rates, including SOFR and SONIA. We manage this risk by maintaining an appropriate mix of fixed and floating rate borrowings and through the use of interest rate swap contracts. The costs of floating rate borrowings may be affected by fluctuations in the interest rates. These swap agreements effectively convert the term loans from a variable interest rate to a fixed interest rate, thereby managing our exposure to changes in market interest rates under the term loans. As at March 31, 2025, we had not entered into any interest rate swap contract.

We monitor our positions and do not anticipate non-performance by the counterparties. We intend to selectively use interest rate swaps, options and other derivative instruments to manage our exposure to interest rate movements. These exposures are reviewed by appropriate levels of management on a periodic basis. We do not enter into hedging agreements for speculative purposes.

ITEM 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith can be found at Part IV, Item 15. “Exhibits and Financial Statement Schedules.”

ITEM 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, management has evaluated, with the participation of our Group Chief Executive Officer and Group Chief Financial Officer, the effectiveness of our disclosure controls and procedures as at the end of the period covered by this annual report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Group Chief Executive Officer and Group Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure.

Based on the foregoing, our Group Chief Executive Officer and Group Chief Financial Officer have concluded that, as at March 31, 2025, our disclosure controls and procedures were effective and provide a reasonable level of assurance.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Internal control over financial reporting refers to a process designed by, or under the supervision of, our Group Chief Executive Officer and Group Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or override of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation, and may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of internal control over financial reporting as at March 31, 2025 based on the criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of WNS’ consolidated operations except for the acquired operations of Haukea Holdings Inc. and its subsidiaries (“Kipi.ai”), wholly owned subsidiaries of WNS (Holdings) Limited, which was acquired in March 2025 and whose financial statements reflect total assets and revenues constituting 0.5% and 0.1%, respectively, of our consolidated assets and revenue in the financial statements as at and for the year ended March 31, 2025.

Based on the above criteria, and as a result of this assessment, management concluded that, as at March 31, 2025, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as at March 31, 2025 has been audited by Grant Thornton Bharat LLP, an independent registered public accounting firm, as stated in their report set out below.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information
Director and Officer Trading Arrangements
During the three months ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule
10b5-1
trading arrangement” or a
“non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408 of Regulation
S-K.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our Board of Directors consists of ten directors. The following table sets forth the name, age (as at March 31, 2025) and position of each of our directors and executive officers as at the date hereof.

Name	Age
Directors
Timothy L. Main (1)(2)	67	Non-Executive Chairman
Jason Liberty (3)	49	Director
Keshav R. Murugesh	61	Director and Group Chief Executive Officer
Françoise Gri (1)(4)	67	Director
Keith Haviland* (1)(2)	66	Director
Mario P. Vitale (5)	69	Director
Lan Tu(2)(6)	58	Director
Diane de Saint Victor(1)(2)	70	Director
Judy Marlinski(5)	61	Director
Sylvie Ouziel**(5)	55	Director
Executive Officers
Keshav R. Murugesh	61	Group Chief Executive Officer
Arijit Sen	47	Group Chief Financial Officer
Swaminathan Rajamani	48	Chief People Officer
Anil Chintapalli	53	EVP & Head of Strategic Growth Initiatives

Notes:

(1)	Member of our Compensation Committee.
(2)	Member of our NCG & ESG Committee.
(3)	Chairman of our Audit Committee.
(4)	Chairperson of our NCG & ESG Committee.
(5)	Member of our Audit Committee.
(6)	Chairperson of our Compensation Committee.
*	Ceased to be a member of our Audit Committee and appointed as a member of our Compensation Committee and NCG & ESG Committee effective from April 1, 2025.
**	Appointed as Director and member of our Audit Committee effective from April 1, 2025.

Summarized below is relevant biographical information covering at least the past five years for each of our directors and executive officers.

Directors

Timothy L. Main was appointed to the WNS Board of Directors in June 2021 and he also serves on the Compensation and NCG & ESG Committees. In September 2021, he was appointed as the Non-Executive Chairman of the Board. He serves on the Board of Quest Diagnostics as a Director, Chair of the Cybersecurity Committee and a member of the Audit & Finance and Governance committees. He also serves on the Board of Utopic Software. Most recently, he was a Trustee at Shorecrest Preparatory School. Tim started his career as a commercial lender for National Bank of Detroit, a major U.S. regional bank where he spent five years, finishing as an AVP in the International Division prior to joining Jabil in 1987. He also has significant experience in the B2B services/outsourcing industry, including more than 25 years at Jabil, a leading provider of manufacturing services with a global operational footprint. He was the Non-Executive Chairman of the Board and a Member of the Cyber Committee at Jabil Inc. During his tenure as Chief Executive Officer of Jabil, he led the company’s transformation and expansion through organic growth and strategic acquisitions. Timothy comes with rich experience and a distinguished track record in international operations, corporate governance, vision and strategy, technology-led growth, cybersecurity and data privacy. He also has significant experience overseeing and managing sustainability practices and initiatives in his various leadership roles. He holds degrees from both Michigan University and the Thunderbird School of Global Management. His business address is 515 Madison Avenue, 8th Floor, New York, NY 10022.

Françoise Gri was appointed to our Board of Directors in May 2015 and currently serves as Chairperson of the NCG & ESG committee, and a Member of the Compensation Committee. She brings over 33 years of international business experience and information and technology industry experience and has significant experience in overseeing and managing sustainability practices and initiatives at the Board level of various companies she serves. She is a Board Member of Omnes Education (formerly INSEEC U), a private multidisciplinary higher education and research institution. Additionally, she serves as Chairperson on the Board of Maisons du Monde and as a Director of Francaise Des Jeux. Francoise has previously held Board positions at Edenred, Credit Agricole Corporate & Investment Bank and Credit Agricole, where she also chaired the Risk Committee. She also served as Chief Executive Officer of Pierre & Vacances-Center Parcs Group, a leading European local tourism provider. Earlier in her career, she was Executive Vice President for France and later for Southern Europe at Manpower, Inc., a global workforce solutions company. Before that, she spent 26 years at IBM, holding multiple executive roles, culminating in her tenure as President and Country GM for IBM France. Francoise holds a Master of Science in Computer Engineering from Ecole Nationale Superieure d’Informatique et Mathematiques Appliquees in Grenoble, France. Her business address is HYLO, 103, Bunhill Row, London EC1Y 8LZ.

Keith Haviland was appointed to the WNS Board in July 2017. He serves on the Compensation and NCG & ESG committees of the Company. He brings extensive global technology and business experience to WNS, with expertise in strategic vision, large-scale business building, executive leadership, operational execution and C-suite relationships. Keith spent 23 years at Accenture, where he was a key founder of its offshore business model and technology global delivery network, playing a pivotal role in establishing Accenture’s centers in India and other locations. He later became responsible for all client-facing technology services, including consulting, systems integration, and outsourcing. He concluded his tenure at Accenture in 2013 as Senior Managing Director of Technology Services and a Member of their Global Leadership Council. Keith is an Emmy-nominated and award-winning film producer and the founder of Haviland Digital Limited, a company dedicated to creating award-winning intelligent films, television and digital media. He also serves on the Boards of several private companies: Mission Control Productions Limited, Caravan Media Limited, 35 Yard Development Limited and Tin Goose Films Limited and is the sole Director of Spacewoman Films Limited. He is also a limited partner at Space Capital Partners GP LLC, Space Capital II LP & Space Capital III. Keith has significant experience overseeing and managing sustainability practices and initiatives at the Board level across various companies. He is a Master of Arts in Mathematics and Management Science from Gonville and Caius College, Cambridge University. Keith is also a Fellow of the British Computer Society, a Fellow of the Institution of Engineering and Technology and a Liveryman of the Worshipful Company of Information Technologists. His business address is HYLO, 103, Bunhill Row, London EC1Y 8LZ.

Mario P. Vitale was appointed to the WNS Board and Audit Committee in October 2017. He has over 43 years of experience in the insurance industry. Currently, Mario serves as the Chief Executive Officer of Resilience Cyber Insurance Solutions, a start-up of cyber insurance platform for insurance. In this role, he oversees cybersecurity and data privacy risk management, including cyber hygiene, risk transfer and claims handling for corporations across the US, Canada, the UK and Europe. He is also the CEO of Vitality Risk, LLC and the Board Chairperson of Resilience Bermuda, a wholly owned subsidiary of Resilience Cyber Insurance Solutions. Most recently, he served as a Member of the Advisory Board of Kalepa Insurance and a Director on the Board of Broad Street Partners, an insurance brokerage services company. He has also been a trustee of St. John’s University College of Insurance and a Director of Growth Source Academy, a non-profit organization. Previously, Mario was the Chief Executive Officer of Aspen Insurance, a leading specialty insurer. Before that, he served as:

•	CEO of Zurich Insurance Group’s global corporate business in North America (Oct 2006 to Mar 2011)

•	CEO of Willis North America (Jan 2000 to Oct 2006)

•	Chairman of the Board of Blue Marble, a micro-insurance company (Feb 2016 to Apr 2017)

Mario brings significant expertise in overseeing and managing sustainability practices and initiatives at the Board-level across various organizations. He holds a Bachelor of Arts in Risk Management from St. John’s University — The Peter J. Tobin College of Business. His business address is 515 Madison Avenue, 8th Floor, New York, NY 10022.

Jason Liberty was appointed to our Board of Directors in February 2020 and is currently the Chairperson of the Audit Committee. With over 27 years of experience in finance, he brings deep travel and leisure industry expertise. Jason is the Director, President and CEO of Royal Caribbean Cruises Ltd. (“Royal Caribbean”). Since joining Royal Caribbean in 2005, he has held multiple leadership roles, most recently as Executive Vice President and Chief Financial Officer. In his former role, he oversaw finance and accounting, strategy, shared service operations, technology, supply chain, port operations, legal and risk management functions. Before joining Royal Caribbean, he was a senior manager with KPMG, LLP. Jason also has extensive experience in sustainability leadership, having played a key role in Royal Caribbean’s progress towards its net-zero vision, including achieving over half of its carbon intensity reduction target, conducting successful biofuel trials across Europe and introducing the maritime industry’s first waste-to-energy system aboard a ship. He also brings significant expertise in cybersecurity, data privacy and risk management strategies. Jason holds a Master of Business Administration from the University of North Carolina at Chapel Hill, Kenan-Flagler Business School. His business address is 515 Madison Avenue, 8th Floor, New York, NY 10022.

Lan Tu was appointed to our Board in February 2022 and serves as Chairperson of our Compensation Committee and a Member of the NCG & ESG Committees. Lan is currently the senior independent Director on the Boards of Shawbrook Bank Ltd. and Shawbrook Group PLC and a Member of the Nominations, Remuneration, Risk and Audit committees. She also serves as a Non-Executive Director on the Board of PayPoint Group plc, contributing to its Nominations, Remuneration and Audit Committee. Additionally, she is the Vice-chair and Independent Lay Member (Director) on the Board of King’s College London, chairing its Remuneration, Staff and Culture Strategy Committees whilst also serving on the Audit and Risk Committee as well. Lan is also a Director at Lonsdale Road Management Company Ltd. Previously, Lan was the first Chief Executive Officer of Virgin Money Investments and was a Non-Executive Director at Arrow Global Group plc. Her prior experience includes roles such as the Chief Strategy Officer at Aberdeen plc. and 12 years at American Express in various leadership positions. She began her career at McKinsey & Company in its London office. With over 30 years of diverse business experience, Lan brings deep expertise in strategic growth, customer relationship management and experience as well as financial services. Lan holds a Master of Business Administration from Harvard Business School and a Joint Honors Bachelor of Science from King’s College London. Her business address is HYLO, 103, Bunhill Row, London EC1Y 8LZ.

Diane de Saint Victor was appointed to the WNS Board in April 2023 and also serves on the Compensation and NCG & ESG committees. She brings decades of transformative business experience to WNS, including deep expertise in ESG and digital compliance, cybersecurity and data privacy laws, M&A, international law, talent management and government relations. She has held senior-level roles across global industrial, consumer goods and financial services firms. Diane currently serves as a Board Member of C&A BV, The Global Center for Risk and Innovation (GCRI) and the Advocacy Initiative for Development (AID). Most recently, she was a Non-Executive Director on the Boards of Imperial Brands and Transocean. Prior non-executive roles for Diane include Natixis, Altan and Barclays PLC. She also served as an Executive Committee Member of ABB, a Switzerland-based technology leader in electrification and automation, where she led the global legal function as General Counsel and Corporate Secretary. Prior to ABB, Diane held executive positions at Airbus Group, SCA Hygiene, Honeywell International, General Electric and GE Healthcare. Diane played a key role in addressing climate change through her Board memberships. During her tenure at Natixis, she contributed to the bank’s climate-focused financial strategy, supporting the introduction of the Green Waiting Factor, an in-house mechanism designed to promote financing deals with affirmative climate impact. Diane holds degrees in Business Law and International Law from France Law School. Her business address is HYLO, 103, Bunhill Row, London EC1Y 8LZ.

Judy Marlinski was appointed to our Board in December 2023 and serves on our Audit Committee. She has over 36 years of experience in financial services and international markets, having held executive-level positions in investment and wealth management. Currently, she serves as the Chair of the Board of Independent Directors for Newton Investment Management, a subsidiary of BNY Mellon Investment Management in North America and the UK. Judy was the Head of Fidelity Investments Institutional Product and Advisory Solutions Group from 2020-2021. Previously, she served as President of Fidelity Institutional Asset Management (FIAM) from 2017-2020, Head of Fidelity Investments Product Solutions and Innovation from 2016-2017, and President and CEO of Fidelity International (FIL), Japan from 2011-2016. She also led diversity and inclusion initiatives for Fidelity Institutional, overseeing 3,000 associates. Judy has significant expertise in sustainability initiatives, regulatory compliance and risk management, cybersecurity and data privacy. Most recently, she completed a six-month course on global regulatory and management training, focusing on board-level governance, environmental and sustainability issues. She holds a Master of Business Administration from Boston University and a Bachelor of Science degree from Cornell University. Her business address is 515 Madison Avenue, 8th Floor, New York, NY 10022.

Sylvie Ouziel was appointed to our Board in April 2025 and serves on our Audit Committee. Sylvie brings more than 30 years of experience in building, growing, and leading technology-led global services and software companies. Sylvie is CEO and co-founder of Blue Bridge group AI, an AI-augmented system integration company, and senior business advisor to Univers. Most recently, Sylvie was the CEO of Shared Platforms for Publicis Groupe S.A., one of the world’s largest marketing groups. She was responsible for the company’s proprietary data-led AI platform (Marcel), strategic technology partnerships, and managing the more than 5,000-person global shared services group. Prior to joining Publicis, Sylvie was International President of Envision Digital (now Univers), an AI / IoT technology solutions provider focused on helping sustainability efforts for businesses and governments. Before Envision, Sylvie was with Allianz SE, the German-based global insurance leader, where she served as Global CEO of Allianz Assistance and oversaw the real-time B2B2C service-delivery for clients around the world. Prior to this role, Sylvie was CEO of Allianz Managed Operations and Services with responsibility for all digital (including infrastructure and applications) and non-digital shared services. Sylvie also spent 20 years at Accenture driving client transformation, most recently as Global Chief Operating Officer of Management Consulting. She is an experienced public and private company Board member having worked with firms across geographies and industries. Ms. Sylvie holds an Economic Engineering degree from the Ecole Centrale de Paris. She has also an executive MBA degree from the Northwestern University Accenture-Sponsored program, Kellogg Business School. The business address of Ms. Sylvie is HYLO, 23rd floor, 103-105 Bunhill Row, Old Street, ECY1Y 8LZ.

Keshav Murugesh serves as Group Chief Executive Officer and Member of the Board of Directors of WNS. Keshav is responsible for executing the business strategy and directing the overall performance and growth of the organization. He is the Chairman of The Confederation of Indian Industry (CII) UK India Business Forum (IBF). He has been closely associated with NASSCOM, the apex industry body for Indian IT and Business Process Management (BPM) companies, in various capacities — Chairperson of NASSCOM (2019-20), Chairperson of the Business Process Management (BPM) Council (2015-17). He was also the Chairman of the NASSCOM Consumer Interest Protection Task Force. He was the Honorary Chairman of The Confederation of Indian Industry – Western India’s Education Committee (from 2017 to 2018). Until recent he was also member of the National Executive Council, NASSCOM. Keshav is an active Wall Street Journal (WSJ) CEO Council and G100 member. He is a Member of the Board of WNS Cares Foundation (WCF), which focuses on the education and empowerment of lesser-privileged children in WNS locations globally.

Prior to WNS, he held several leadership positions in global companies, including President and CEO of Syntel Inc. and ITC Ltd. (an affiliate of BAT Plc). Keshav is a social evangelist who introduced the first-ever Cyber Crime educational series for the Mumbai Police through WNS and NASSCOM. He also has significant experience in overseeing and managing sustainability practices and initiatives. He is the Co-chief mentor and Non-executive member of Project Management Committee of Kalpataru Center of Entrepreneurship (CoE), on the “Industry 4.0” domain which was established under the guidance of Software Technology Parks of India (STPI) to promote innovation and entrepreneurship. He was the Founder Chairman of Students in Free Enterprise (SIFE) India, now known as Enactus, a global organization involved in educational outreach projects in partnership with businesses. He is also a Charter Member of the Board of Trustees for TiE Mumbai, which is a non-profit organization focused on fostering entrepreneurship though mentoring, networking, funding and incubation and a member on advisory board of Atlas Skilltech University, a self-financed academic university.

Keshav has been recognized as a ‘Mega Icon’ by the National Geographic Channel. He was also recognized as the ‘Executive of the Year’ at the 2019 Stevie International Business Awards and as one of the ‘Most Influential Business Leaders of Asia’ by The Economic Times in 2019. He is a recipient of the CNBC-TV18 India Business Leader Award and was named CNBC Asia’s ‘India Disruptor of the Year’ in 2018. He was also honored with the Amity Global Corporate Leadership Excellence Award in 2023. He is also a recipient of the ‘Outstanding CEO’ at the Asia Pacific Entrepreneurship Awards 2015 and the prestigious Chartered Accountants Achiever Award 2013.

He holds a Bachelor of Commerce degree and is a Fellow of The Institute of Chartered Accountants of India. Keshav’s business address is HYLO, 103, Bunhill Row, London EC1Y 8LZ.

Executive Officers

Keshav R. Murugesh is our Group Chief Executive Officer. Please see “— Directors” above for Mr. Murugesh’s biographical information.

Arijit Sen serves as the Group Chief Financial Officer since July 2024. He is based in Mumbai, India and leads WNS’ global finance, information technology and procurement services functions. Prior to his appointment as the Group CFO, Arijit was the Corporate Financial Controller. During his tenure at WNS, he has managed each of the company’s corporate finance functions, including Business Finance, Financial planning and Analysis, Treasury, Tax and Controllership & also led Mergers and Acquisitions. Prior to joining WNS, Arijit worked at Accenture as a management consultant in corporate strategy and business transformation. Before that, he worked with Citibank and ABN Amro Bank in their Corporate and Retail banking functions respectively. Arijit has an MBA from The Indian Institute of Management Calcutta, India and a Bachelor’s degree from St. Stephen’s College, New Delhi, India. His business address is Gate 4, Godrej & Boyce Complex, Pirojshanagar, Vikhroli, (West), Mumbai 400079, India.

Swaminathan Rajamani (Swami) is the Chief People Officer at WNS and serves on the Board of WNS Cares Foundation. He leads WNS’ Administration function and Human Resources function and is responsible for the entire gamut of people-oriented operations. Before joining WNS, he was Vice President of Human Resources and Country Head of HR (India) for CA Technologies. Swami has held key leadership roles at Syntel, including Head of HR Operations and briefly, Global HR Head. Earlier in his career, he spent a significant tenure at GE, where he held multiple roles, including Master Black Belt – HR, Assistant Vice President and Head – Operations for HR, Customer Research and Operational Analytics, as well as roles in mergers and acquisitions. A certified Change Acceleration Coach and a keen practitioner of Six Sigma, Swami holds a Master’s degree in Social Work from the University of Madras. His business address is Gate 4, Godrej & Boyce Complex, Pirojshanagar, Vikhroli, (West), Mumbai 400079, India.

Anil Chintapalli serves as EVP & Head of Strategic Growth Initiatives since June 2024. Anil is responsible for all key enterprise wide growth initiatives of the Company as identified by the CEO. These include driving strategic sales and firm’s key client relationships, M&A, as well as geographical and vertical growth. Anil brings 30 years of Technology and Management (P&L) Experience – a sum totality of leveraging his technical expertise in ERP/SCM (SAP), and CRM (Salesforce) and vertical industry acumen as an investor and/or operator in technology firms that successfully completed NASDAQ and NYSE listings (such as CBSI, ITIG), as senior executive at leading global systems integrators (such as Capgemini), and driving transformative business outcomes at global institutions (such as Merrill Lynch, Nomura, Bear Stearns, Walt Disney Company, General Electric, Coca Cola, Intel). He has been involved with over 40 global enterprises in enabling their global technology and operations centers of excellence. He has a Bachelors (Honors) Degree in Electrical and Electronics Engineering from BITS Pilani (India), a Masters Degree in Industrial Engineering (AI, Robotics and SCM) from the University of Massachusetts (Amherst) and has authored a book on SAP published by John Wiley & Sons, Inc. His business address is 515 Madison Avenue, 8th Floor, New York, NY 10022.

Code of Ethics

We have adopted a Code of Business Ethics and Conduct that is applicable to all of our directors, senior management and employees. We have posted the code on our website at www.wns.com. Information contained in our website does not constitute a part of this annual report. We will also make available a copy of the Code of Business Ethics and Conduct to any person, without charge, if a written request is made to our General Counsel at Gate 4, Plant 10/11, Godrej & Boyce Complex, Pirojshanagar, LBS Marg, Vikhroli (W), Mumbai - 400 079, Maharashtra, India.

Corporate Governance

Our Corporate Governance Guidelines were last amended in July 2024. We have posted our amended Corporate Governance Guidelines on our website at www.wns.com. Information contained in our website does not constitute a part of this annual report.

Mr. Timothy L Main, Mr. Keith Haviland, Ms. Françoise Gri, Ms. Lan Tu and Ms. Diane de Saint Victor are members of our Board of Directors and they serve on our NCG & ESG Committee and Compensation Committee. Mr. Jason Liberty, Mr. Mario P. Vitale, Ms. Judy Marlinski, and Ms. Sylvie Ouziel, members of our Board of Directors serve on our Audit Committee. Each of Mr. Main, Mr. Liberty, Mr. Haviland, Mr. Vitale, Ms. Gri, Ms. Tu, Ms. de Saint Victor, Ms. Marlinski, Ms. Ouziel satisfy the “independence” requirements of the NYSE listing standards and the “independence” requirements of Rule 10A-3 of the Exchange Act.

We are not aware of any significant differences between our corporate governance practices and those required to be followed by US issuers under the NYSE listing standards. As a foreign private issuer, we are exempt from the rules under the Exchange Act governing the furnishing and content of proxy statements, including disclosure relating to any conflicts of interests concerning the issuer’s compensation consultants, and our directors, senior management and principal shareholders are exempt from the reporting and “short-swing profit” recovery provisions contained in Section 16 of the Exchange Act.

Board Practices

Composition of the Board of Directors

Our Memorandum and Articles of Association provide that our Board of Directors consists of not less than three directors and such maximum number as our directors may determine from time to time. Our Board of Directors currently consists of ten directors. Each of Mr. Main, Mr. Vitale, Mr. Haviland, Mr. Liberty, Ms. Gri, Ms. Tu, Ms. de Saint Victor, Ms. Marlinski and Ms. Ouziel satisfy the “independence” requirements of the NYSE rules.

All directors hold office until the expiry of their term of office, their resignation or removal from office for gross negligence or criminal conduct by a resolution of our shareholders or until they cease to be directors by virtue of any provision of law or they are disqualified by law from being directors or they become bankrupt or make any arrangement or composition with their creditors generally or they become of unsound mind. The term of office of the directors is divided into three classes:

•	Class I, whose term will expire at the annual general meeting to be held in fiscal 2026;

•	Class II, whose term will expire at the annual general meeting to be held in fiscal 2027; and

•	Class III, whose term will expire at the annual general meeting to be held in fiscal 2028.

Our directors are classified as follows:

•	Class I: Mr. Mario P. Vitale, Mr. Timothy Main and Ms. Lan Tu;

•	Class II: Mr. Keshav R. Murugesh, Mr. Keith Haviland and Ms. Diane de Saint Victor; and

•	Class III: Ms. Françoise Gri, Mr. Jason Liberty, Ms. Judy Marlinski and Ms. Sylvie Ouziel.

The appointments of Mr. Mario P. Vitale, Mr. Timothy Main and Ms. Lan Tu will expire at the next annual general meeting, which we expect to hold in September 2025. Mr. Mario P. Vitale, Mr. Timothy Main and Ms. Lan Tu have expressed their willingness to be re-elected and, accordingly, we propose to seek shareholders’ approval for their re-election at the next annual general meeting. In addition, Ms. Gri completed her extended term of one -year as director on May 5, 2025. At its meeting on April 23, 2025, our Board of Directors proposed to extend Ms. Gri’s term as Class III director for an additional period of one year until May 5, 2026, subject to re-election at the next annual general meeting.

At each annual general meeting after the initial classification or special meeting in lieu thereof, the successors to directors whose terms will then expire serve from the time of election until the third annual general meeting following election or special meeting held in lieu thereof. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of the Board of Directors may have the effect of delaying or preventing changes in control of management of our company.

There are no family relationships among any of our directors or executive officers. The employment agreement governing the services of one of our directors provides for benefits upon termination of employment as described above.

Our Board of Directors held five meetings and three board calls in fiscal 2025.

Board Leadership Structure and Board Oversight of Risk

Different individuals currently serve in the roles of Chairman of the Board and Group Chief Executive Officer of our company. Our Board believes that splitting the roles of Chairman of the Board and Group Chief Executive Officer is currently the most appropriate leadership structure for our company. This leadership structure will bring in greater efficiency as a result of vesting two important leadership roles in separate individuals and increased independence for the Board of Directors.

Board’s Role in Risk Oversight

Our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews periodic reports from the Head of Risk Management and Audit as considered appropriate regarding our company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

The Audit Committee has special responsibilities with respect to financial risks, and regularly reports to the full Board of Directors on these issues. Among other responsibilities, the Audit Committee reviews our company’s policies with respect to contingent liabilities and risks that may be material to our company, our company’s policies and procedures designed to promote compliance with laws, regulations, and internal policies and procedures, and major legislative and regulatory developments which could materially impact our company.

The Compensation Committee also plays a role in risk oversight as it relates to our company’s compensation policies and practices. Among other responsibilities, the Compensation Committee designs and evaluates our company’s executive compensation policies and practices so that our company’s compensation programs promote accountability among employees and the interests of employees are properly aligned with the interests of our shareholders.

Committees of the Board

Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a NCG & ESG Committee.

Audit Committee

The Audit Committee comprises of four directors: Mr. Jason Liberty (Chairman), Mr. Mario P. Vitale, Ms. Judy Marlinski and Ms. Sylvie Ouziel. Each of Mr. Liberty, Mr. Vitale, Ms. Marlinski and Ms. Ouziel satisfy the “independence” requirements of Rule 10A-3 of the Exchange Act, and the NYSE listing standards. The principal duties and responsibilities of our Audit Committee are as follows:

•	to serve as an independent and objective party to monitor our financial reporting process and internal control systems;

•	to review and appraise the audit efforts of our independent accountants and exercise ultimate authority over the relationship between us and our independent accountants; and

•	to provide an open avenue of communication among the independent accountants, financial and senior management and the Board of Directors.

The Audit Committee has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties. Mr. Liberty serves as our Audit Committee financial expert, within the requirements of the rules promulgated by the Commission relating to listed-company audit committees. The Audit Committee was established in accordance with section 3(a)(58)(A) of the Exchange Act.

We have posted our Audit Committee charter on our website at www.wns.com. Information contained in our website does not constitute a part of this annual report.

The Audit Committee held five meetings and five Audit Committee calls in fiscal 2025.

Compensation Committee

The Compensation Committee comprises of five directors: Ms. Lan Tu (Chairperson), Mr. Timothy L Main, Ms. Francoise Gri, Mr. Keith Haviland and Ms. Diane de Saint Victor. Each of Mr. Main, Mr. Haviland, Ms. Gri, Ms. Tu and Ms.de Saint Victor satisfy the “independence” requirements of the NYSE listing standards. The scope of this committee’s duties includes determining the compensation of our executive officers and other key management personnel. The Compensation Committee also administers the 2006 Incentive Award Plan and the 2016 Incentive Award Plan, reviews performance appraisal criteria and sets standards for and decides on all employee shares options allocations when delegated to do so by our Board of Directors.

We have posted our Compensation Committee charter on our website at www.wns.com. Information contained in our website does not constitute a part of this annual report.

The Compensation Committee held four meetings in fiscal 2025.

NCG & ESG Committee

The NCG & ESG Committee comprises of five directors: Ms. Françoise Gri (Chairperson), Ms. Lan Tu, Ms. Diane de Saint Victor, Mr. Timothy L Main and Mr. Keith Haviland. Each of Ms. Gri, Ms. Tu, Ms. de Saint Victor, Mr. Main and Mr. Haviland satisfy the “independence” requirements of the NYSE listing standards. The principal duties and responsibilities of the NCG & ESG committee are as follows:

•

to assist the Board of Directors by identifying individuals qualified to become board members and members of board committees, to recommend to the Board of Directors nominees for the next annual meeting of shareholders, and to recommend to the Board of Directors nominees for each committee of the Board of Directors;

•	to monitor our corporate governance structure; and

•	to periodically review and recommend to the Board of Directors any proposed changes to the corporate governance guidelines applicable to us.

We have posted our NCG & ESG Committee charter on our website at www.wns.com. Information contained in our website does not constitute a part of this annual report.

The NCG & ESG Committee uses its judgment to identify well qualified individuals who are willing and able to serve on our Board of Directors. Pursuant to its charter, the NCG & ESG Committee may consider a variety of criteria in recommending candidates for election to our board, including an individual’s personal and professional integrity, ethics and values; experience in corporate management, such as serving as an officer or former officer of a publicly held company, and a general understanding of marketing, finance and other elements relevant to the success of a publicly-traded company in today’s business environment; experience in our company’s industry and with relevant social policy concerns; experience as a board member of another publicly held company; academic expertise in an area of our company’s operations; and practical and mature business judgment, including ability to make independent analytical inquiries.

The NCG & ESG Committee considers director nominees with a diverse range of backgrounds, skills, national origins, values, experiences and occupations.

The NCG & ESG Committee held four meetings in fiscal 2025.

Executive Sessions

Our non-executive directors meet regularly in executive session without executive directors or management present. The purpose of these executive sessions is to promote open and candid discussion among the non-executive directors. Our non-executive directors held four executive sessions in fiscal 2025.

Shareholders and other interested parties may communicate directly with the presiding director or with our non-executive directors as a group by writing to the following address: Gate 4, Plant 10/11, Godrej & Boyce Complex, Pirojshanagar, LBS Marg, Vikhroli (W), Mumbai - 400 079, Maharashtra, India.

Insider Trading

Our Board of Directors has adopted an insider trading policy which governs the purchase, sale and other disposition of our securities by the directors, officers, key employees and employees. A copy of our insider trading policy is incorporated by reference as an exhibit to this annual report.

ITEM 11. Executive Compensation

As a foreign private issuer, we are not required to disclose executive compensation according to the requirements of Regulation S-K that are applicable to U.S. domestic issuers. We are permitted by Item 402(a)(1) of the Regulation S-K to respond to this Item 11 by providing the information required by Item 6.B, 6.E.2 and 6.F of Form 20-F.

Compensation

Compensation Discussion and Analysis

Compensation Objectives

Our compensation philosophy is to align employee compensation with our business objectives, so that compensation is used as a strategic tool that helps us recruit, motivate and retain highly talented individuals who are committed to our core values: clients first, integrity, respect, collaboration, learning and excellence. We believe that our compensation programs are integral to achieving our goal of “One WNS One Goal — Outperform!”

Our Compensation Committee is responsible for reviewing the overall goals and objectives of our executive compensation programs, as well as our compensation plans, and making changes to such goals, objectives and plans. Our Compensation Committee bases our executive compensation programs on the following objectives, which guide us in establishing and maintaining all of our compensation programs:

•

Pay Differentiation: Based on the Job Responsibility, Individual Performance and Company Performance. As employees progress to higher levels in our company, their ability to directly impact our results and strategic initiatives increases. Therefore, as employees progress, an increasing proportion of their pay is linked to company performance and tied to creation of shareholder value.

•

Pay for Performance. Our compensation is designed to pay for performance and thus we provide higher compensation for strong performance and, conversely, lower compensation for poor performance and/or where company performance falls short of expectations. Our compensation programs are designed to ensure that successful, high-performing employees remain motivated and committed during periods of temporary downturns in our performance.

•

Balanced in Focus on Long-Term versus Short-Term Goals. As part of our compensation philosophy, we believe that equity-based compensation should be higher for employees with greater levels of responsibility and influence on our long-term results. Therefore, a significant portion of these individuals’ total compensation is dependent on our long-term share price appreciation. In addition, our compensation philosophy seeks to incentivize our executives to focus on achieving short-term performance goals in a manner that supports and encourages long-term success and profitability.

•

Competitive Value of the Job in the Marketplace. In order to attract and retain a highly skilled work force in a global market space, we remain competitive with the pay of other employers who compete with us for talent in relevant markets.

•

Easy to understand. We believe that all aspects of executive compensation should be clearly, comprehensibly and promptly disclosed to employees in order to effectively motivate them. Employees need to easily understand how their efforts can affect their pay, both directly through individual performance accomplishments and indirectly through contributions to achieving our strategic, financial and operational goals. We also believe that compensation for our employees should be administered uniformly across our company with clear-cut objectives and performance metrics to eliminate the potential for individual supervisor bias.

Our Compensation Committee also considers risk when developing our compensation programs and believes that the design of our compensation programs should not encourage excessive or inappropriate risk taking.

Components of Executive Compensation

The compensation of our executive officers consists of the following five primary components:

•	Base salary or, in the case of executive officers based in India, fixed compensation;

•	Cash bonus or variable incentive;

•	Equity incentive grants of RSUs;

•	Other benefits and perquisites; and

•	Severance benefits.

The following is a discussion of our considerations in determining each of the compensation components for our executive officers.

Base Salary or Fixed Compensation

Base salary is a fixed element of our executives’ annual cash compensation, which is not tied to any performance criteria. We consider base salary an important part of an executive’s compensation and our Compensation Committee reviews each executive officer’s base salary annually as well as at the time of a promotion or other change in responsibility. Any base salary adjustments are usually approved early in the fiscal year, effective as at April 1, or as set out in the relevant employment agreement. The specific amount of base salary for each executive officer depends on the executive’s role, scope of responsibilities, experience and skills. Market practices are also considered in setting base salaries. Base salaries are intended to assist us in attracting executives and recognizing differing levels of responsibility and contribution among executives.

Cash Bonus or Variable Incentive

In addition to base salary, annual cash bonuses are another important piece of total compensation for our executive officers. Annual bonus opportunities are intended to support the achievement of our business strategies by tying a meaningful portion of compensation to the achievement of established objectives for the year. These objectives are discussed in more detail below. Annual bonus opportunities also are a key tool in attracting highly sought-after executives, and cash bonuses add a variable component to our overall compensation structure.

Equity Incentive Grants of RSUs

Our equity-based incentive program, through which we grant RSUs, is a key element of the total compensation for our executive officers. This equity-based incentive program is intended to attract and retain highly qualified individuals, align their long-term interests with those of our shareholders, avoid short-term focus and effectively execute our long-term business strategies. Our equity-based compensation is subject to multi-year vesting requirements by which executives’ gains can either be realized through (i) the achievement of set performance criteria and continued employment through the vesting period, or, simply, (ii) continued employment through the vesting period.

We believe that our executive officers should also own and hold our equity to further align their interests with the long-term interests of our shareholders and further promote our commitment to sound corporate governance practices. To achieve this, we have adopted share ownership guidelines, pursuant to which each executive officer is required to achieve their respective target share ownership level over a period of five years. For further details see Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Share Ownership Guidelines.”

Other Benefits and Perquisites

We provide benefits and perquisites to our executive officers that are generally available to and consistent with those provided to our other employees in the country in which the executive officer is located. We believe these benefits are consistent with the objectives of our compensation philosophy and allow our executive officers to work more efficiently. Such benefits and perquisites are intended to enhance the competitiveness of our overall compensation program. Such benefits normally include medical, accidental and life insurance coverage, retirement benefits, club membership, reimbursement of telephone expenses, a car and related maintenance expenses, leased residential accommodation and other miscellaneous benefits which are customary in the location where the executive officer resides and are generally available to other employees in the country. All executive officers are covered by the directors’ and officers’ liability insurance policy maintained by us.

Severance Benefits

Under the terms of our employment agreements, we are sometimes obligated to pay severance or other enhanced benefits to our executive officers upon termination of their employment.

Our executive officers globally have enhanced levels of benefits based on their job level, seniority and probable loss of employment after a change in control. Executive officers generally are paid severance for a longer period as compared to other employees.

•

Accelerated vesting of equity awards. All granted but unvested share options and RSUs would vest immediately and become exercisable (in the case of share options) by our executive officers subject to certain conditions set out in the applicable equity incentive plans or their individual employment agreements.

•	Severance and notice payment. Eligible terminated executive officers would receive severance and notice payments as reflected in their individual employment agreements.

•

Benefit continuation. Eligible terminated executive officers would receive basic employee benefits such as medical and life insurance and other perquisites as reflected in their individual employment agreements.

In addition, we provide change in control severance protection to certain executive officers. Our Compensation Committee believes that such protection is intended to preserve employee morale and productivity and encourage retention in the face of the disruptive impact of an actual or rumored change in control. In addition, for executive officers, the program is intended to align executive officers’ and shareholders’ interests by enabling executive officers to consider corporate transactions that are in the best interests of our shareholders and other constituents without undue concern over whether the transactions may jeopardize the executive officers’ own interest or employment.

Our Assessment Process

Our Compensation Committee has established a number of processes to assist it in ensuring that our executive compensation programs are achieving their objectives. Our Compensation Committee typically reviews each component of compensation at least every 12 months with the goal of allocating compensation between long-term and currently paid compensation and between cash and non-cash compensation, and combining the compensation elements for each executive in a manner we believe best fulfills the objectives of our compensation programs.

Our Compensation Committee is responsible for reviewing the performance of each of our executive officers, approving the compensation level of each of our executive officers, establishing criteria for the grant of equity awards for each of our executive officers and approving such equity grants. Each of these tasks is generally performed annually by our Compensation Committee.

There are no predetermined individual or corporate performance factors or goals that are used by our Compensation Committee to establish the amounts or mix of any elements of compensation for the executive officers. Our Compensation Committee works closely with our Group Chief Executive Officer, discussing with him our company’s overall performance and his evaluation of and compensation recommendations for our executive officers. From time to time, our Compensation Committee also seeks the advice and recommendations of an external compensation consultant to benchmark certain components of our compensation practices against those of its peers. The companies selected for such benchmarking include companies in similar industries and generally of similar sizes and market capitalizations. Where compensation information is not available for any specific position an executive officer holds for companies that provide business and technology services, our Compensation Committee reviews data corresponding to the most comparable position and also considers the comparative experience of executives.

Our Compensation Committee then utilizes its judgment and experience in making all compensation determinations. Our Compensation Committee’s determination of compensation levels is based upon what the members of the committee deem appropriate, considering information such as the factors listed above, as well as input from our Group Chief Executive Officer and, from time to time, information and advice provided by an independent compensation consultant.

Other processes that our Compensation Committee has established to assist in ensuring that our compensation programs operate in line with their objectives are:

•

Assessment of Company Performance: Our Compensation Committee uses financial performance measures to determine a significant portion of the size of payouts under our cash bonus program. The financial performance measures, adopted on improving both top line (which refers to our revenue less repair payments (non-GAAP) as described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”) and bottom line (which refers to our adjusted net income (“ANI”) (non-GAAP), which is calculated as our profit excluding goodwill & intangible impairment, share-based compensation expense, acquisition-related expenses or benefits, costs related to the termination of ADS program and listing of ordinary shares, costs related to the transition to voluntarily reporting on US domestic issuer forms and amortization of intangible assets and including the tax effect thereon, and other measures, such as our adjusted operating margin are pre-established by our Compensation Committee annually. When the pre-determined financial measures are achieved, executive officers receive amounts that are set for these targets. These measures reflect targets that are intended to be aggressive but attainable. The remainder of an individual’s payout under our cash bonus program is determined by the achievement of individual performance objectives.

•

Assessment of Individual Performance: Individual performance has a strong impact on the compensation of all employees, including our executive officers. The evaluation of an individual’s performance determines a portion of the size of payouts under our cash bonus program and also influences any changes in base salary. Our Compensation Committee, along with our Group Chief Executive Officer, set the respective performance objectives for the fiscal year for the executive officers. The performance objectives are initially proposed by our Group Chief Executive Officer and modified, as appropriate, by our Compensation Committee based on the performance assessment conducted for the preceding fiscal year and also looking at goals for the current fiscal year. Every evaluation metric is supplemented with key performance indicators. At the end of the fiscal year, our Group Chief Executive Officer discusses individuals’ respective achievement of the pre-established objectives as well as their contribution to our company’s overall performance and other leadership accomplishments. This evaluation is shared with our Compensation Committee. After the discussion, our Compensation Committee, in discussion with our Group Chief Executive Officer, assigns a corresponding numerical performance rating that translates into specific payouts under our cash bonus program and also influences any changes in base salary.

The Compensation Committee approves awards under our cash bonus or variable incentive program consistent with the achievement of applicable goals.

The Committee on occasion makes exceptions to payments in strict accordance with achievement of goals based on unusual or extraordinary circumstances. Executive officers must be on the payroll of our company on the last day of the fiscal year, March 31, to be eligible for payment under our cash bonus or variable incentive program.

Compensation decisions are designed to promote our fundamental business objectives and strategy. Our Compensation Committee periodically reviews matters such as succession planning, management performance and the business environment and considers such matters in making compensation decisions.

Benchmarking and Use of Compensation Consultant in Fiscal 2025

During fiscal 2025, our Compensation Committee reviewed compensation programs for our executive officers against publicly available compensation data, which was compiled directly by our external compensation consultant. The companies selected by our external compensation consultant for its survey for benchmarking our executive officers’ compensation included companies in similar industries and generally of similar sizes and market capitalizations.

The list of peer companies against which we benchmarked the compensation of our Group Chief Executive Officer and named executive officers in fiscal 2025 included the following:

Peer Group Companies
Concentrix Corporation	HCL Technologies Limited	TTEC Holdings, Inc.
Conduent Incorporated	Infosys Limited	Wipro Limited
EXL Service Holdings, Inc.	Mphasis Limited
Genpact Limited	Teleperformance SE

Our Compensation Committee used the data derived by our external compensation consultant primarily to ensure that our executive compensation programs are competitive. A selected subset of peer companies from those listed above that were found most closely comparable as benchmark for a particular position were considered to arrive at the compensation benchmark review of individual executive officers. Where compensation information was not publicly disclosed for a specific management position in the relevant industry, our Compensation Committee reviewed data corresponding to the most comparable position and also considered the comparative experience of the relevant executive officers.

There is enough flexibility in the existing compensation programs to respond and adjust to the evolving business environment. Accordingly, an individual’s compensation elements could be changed by our Compensation Committee based on changes in job responsibilities of the executive. In addition to input from our external compensation consultant’s survey, our Compensation Committee also took into consideration our performance and industry indicators in deciding our compensation for fiscal 2025.

Based on the elements listed above and in line with our compensation philosophy, in fiscal 2025 our Compensation Committee adjusted our executive officers compensation as described in “—Executive Compensation for Fiscal 2025” below.

Executive Compensation for Fiscal 2025

Total Compensation of Executive Officers

The following table sets forth the total compensation paid or proposed to be paid to each of our Group Chief Executive Officer, Group Chief Financial Officer and other named executive officers for services rendered in fiscal 2025 (excluding grants of RSUs which are described below).

Name	Base Salary (1)	Benefits	Bonus	Total
Keshav Murugesh	$986,506	$1,239,464	$518,208	$2,744,177
Sanjay Puria	$157,013	$50,575	$—	$207,588
Arijit Sen	$295,373	$46,782	$118,130	$460,284
R Swaminathan	$423,604	$65,839	$191,820	$681,264
Anil Chintapalli	$500,000	$94,304	$215,756	$810,060

Total	$2,362,496	$1,496,965	$1,043,914	$4,903,374

Note:

(1)	Base salary does not include amount contributed toward provident fund which is set out in the table under “—Other Benefits and Perquisites.”

Base Salary or Fixed Compensation

In reviewing base salaries for executive officers, our Compensation Committee reviewed compensation programs for our executive officers against publicly available compensation data compiled by our external compensation consultant and considered local market conditions, market data, the executive officer’s experience and responsibilities, the perceived risk of having to replace the named executive officer and the fact that the executive officers in fiscal 2025 had satisfactorily performed against their prior year’s individual performance objectives.

Our Compensation Committee has made the following determinations on the executive officers base salary:

•	Mr. Keshav R. Murugesh’s base salary was $990,437. The salary revision was effective February 19, 2025.

•	Mr. Arijit Sen’s base salary (including employer contribution toward Provident Fund (Retirement Benefit)) was revised to $346,387 in fiscal 2025. The salary revision was effective July 25, 2024.

•	Mr. Swaminathan Rajamani’s base salary (including employer contribution toward Provident Fund (Retirement Benefit) was $444,530 in fiscal 2025.

•	Mr. Anil Chintapalli’s base salary was $600,000 in fiscal 2025.

Cash Bonus or Variable Incentive

Our Compensation Committee believes that the executive officers must work as a team and focus primarily on company goals rather than solely on individual goals. Our Compensation Committee believes that enhancing the long-term value of our company requires increased revenue (both from existing and new clients), improved contribution and increased ANI (non-GAAP). Finally our Compensation Committee believes it must also reward and encourage individual performance and therefore assigned certain weightages of the variable incentive to company and individual objectives, including achievement of targets for our revenue less repair payments (non-GAAP), ANI (non-GAAP) and certain individual goals for various executive officers. Such bonuses are typically paid in April and/or May each year. The aggregate amount of all cash bonuses to be paid for fiscal 2025 does not exceed the aggregate cash bonus pool approved by our Compensation Committee for fiscal 2025. Each of our executive officers’ variable incentive packages for fiscal 2024 are as described below:

Our Compensation Committee set Mr. Murugesh’s target variable incentive, or cash bonus, at $ $1,200,912 for 100% achievement of objectives. Our Compensation Committee assigned as Mr. Murugesh’s performance objectives the achievement of targets for our revenue less repair payments (non-GAAP) and ANI (non-GAAP), and individual performance objectives. Mr. Murugesh earned 43.15% of his target variable incentive amount on an overall basis.

Our Compensation Committee set Mr. Sen’s target variable incentive at $273,758 for 100% achievement of objectives. Our Compensation Committee assigned as Mr. Sen’s performance objectives the achievement of targets for our revenue less repair payments (non-GAAP) and ANI (non-GAAP), and individual performance objectives. Based on actual performance against these various objectives, Mr. Sen earned 43.15% of his target variable incentive amount on an overall basis.

Our Compensation Committee set Mr. Swaminathan’s target variable incentive at $444,530 for 100% achievement of objectives. Our Compensation Committee assigned as Mr. Swaminathan’s performance objectives the achievement of targets for our revenue less repair payments (non-GAAP) and ANI (non-GAAP), and individual performance objectives. Based on actual performance against these various objectives, Mr. Swaminathan earned 43.15% of his target variable incentive amount on an overall basis.

Our Compensation Committee set Mr. Chintapalli’s target variable incentive at $500,000 for 100% achievement of objectives. Our Compensation Committee assigned as Mr. Chintapalli’s performance objectives the achievement of targets for our revenue less repair payments (non-GAAP) and ANI (non-GAAP), and individual performance objectives. Based on actual performance against these various objectives, Mr. Chintapalli earned 43.15% of his target variable incentive amount on an overall basis.

Equity Incentive Grants of RSUs

During fiscal 2025, we continued the equity incentive scheme which has a vesting schedule linked to continued employment with our company through vesting date, achievement of financial performance targets and achievement of total shareholder return performance targets.

Consistent with our philosophy on equity grants to our executive officers, we awarded the following number of RSUs to our executive officers during fiscal 2025:

Name	Date of Grant	Total RSUs granted for fiscal 2025	Grant date fair value (1) ($)
Keshav Murugesh (2)	23-Apr-24	297,900	43.02
Arijit Sen (3)	23-Apr-24	13,200	50.46
Arijit Sen (3)	25-Jul-24	15,000	58.02
R Swaminathan (3)	23-Apr-24	38,250	50.46
Anil Chintapalli (3)	1-Jun-24	25,050	51.64

Notes:

(1)	The amounts shown under this column reflect the dollar amount of the weighted average grant date fair value of equity-based RSUs granted during the year.
(2)

The RSUs granted (comprising a base award and an additional award of up to 50% of the base award granted for the achievement of specified performance criteria) vests according to the following schedule: 3.75% of the base award vests quarterly on the completion of each of the first eight quarters following the grant date, subject to the grantee’s continued employment with our company through the vesting date; 2.50% of the base award vests quarterly on the completion of each of the following four quarters, subject to the grantee’s continued employment with our company through the vesting date; and 60% of the base award vests on the third anniversary of the grant date, subject to the grantee’s continued employment with our company through the vesting date and the achievement of conditions relating to our Company’s financial and total shareholder’s return performance as determined by our Compensation Committee. The grantee will be eligible for additional RSUs of up to 50% of the base award on the third anniversary of the grant date, subject to the grantee’s continued employment with our company through the vesting date and the achievement of conditions relating to our Company’s financial and total shareholder’s return performance as determined by our Compensation Committee. The fair value of RSUs based on service and achievement of financial performance is generally the market price of our shares on the date of grant and for total shareholder’s return performance based RSUs, it is determined using the Monte-Carlo simulation.

(3)

The RSUs granted (comprising a base award and an additional award of up to 50% of the base award granted for the achievement of specified performance criteria) vest according to the following schedule: 3.33% of the base award vests quarterly on the completion of each of the first twelve quarters following the grant date, subject to the grantee’s continued employment with our company through the vesting date; and 60% of the base award vests on the third anniversary of the grant date, subject to the grantee’s continued employment with our company through the vesting date and the achievement of conditions relating to our Company’s financial and total shareholder’s return performance as determined by our Compensation Committee. The grantee will be eligible for additional RSUs of up to 50% of the base award on the third anniversary of the grant date, subject to the grantee’s continued employment with our company through the vesting date and the achievement of conditions relating to our Company’s financial and total shareholder’s return performance as determined by our Compensation Committee. The fair value of RSUs based on service and achievement of financial performance is generally the market price of our shares on the date of grant and for total shareholder’s return performance based RSUs, it is determined using the Monte-Carlo simulation.

Other Benefits and Perquisites

The retirement plans, health and welfare benefits provided to executive officers are the same plans and benefits available to all other employees of our company.

All directors and officers, including executive officers, are covered by the directors’ and officers’ liability insurance policy maintained by our company.

Additional perquisites provided to our executive officers in fiscal 2025 are summarized below:

Name	Social Security	Insurance benefits	Tax Reimbursement	Club Membership	Other Benefits	Total
Keshav Murugesh	$1,133,204	$30,956	$57,265	$15,292	$2,748	$1,239,464
Sanjay Puria	$6,972	$40,716	$2,887	$—	$—	$50,575
Arijit Sen	$14,883	$31,899	$—	$—	$—	$46,782
R Swaminathan	$21,337	$41,615	$2,887	$—	$—	$65,839
Anil Chintapalli	$26,609	$67,695	$—	$—	$—	$94,304

Total	$1,203,006	$212,881	$63,038	$15,292	$2,748	$1,496,965

Non-executive Director Compensation for Fiscal 2025

Total Compensation of Non-executive Directors

The following table sets forth the compensation paid or proposed to be paid to our non-executive directors for services rendered in fiscal 2025 (excluding grants of RSUs which are described below):

Name	Retainership Fees	Retainership fees for Board/Committee Chairman		Total
Françoise Gri	$80,000	$17,500	(1)	$97,500
Keith Haviland	$80,000	$—		$80,000
Mario P. Vitale	$80,000	$—		$80,000
Jason Liberty	$80,000	$30,000	(2)	$110,000
Timothy L Main	$—	$160,000	(3)	$160,000
Lan Tu	$80,000	$25,000	(4)	$105,000
Diane de Saint Victor	$80,000	$—		$80,000
Judy Marlinski	$80,000	$—		$80,000

Total	$560,000	$232,500		$792,500

Notes:

(1)	Fee paid to Ms. Françoise Gri for serving as Chairperson of our NCG & ESG Committee in fiscal 2025.
(2)	Fee paid to Mr. Jason Liberty for serving as Chairman of our Audit Committee in fiscal 2025.
(3)	Fees paid to Mr. Timothy L. Main for serving as Chairman of the Board.
(4)	Fees paid to Ms. Lan Tu for serving as Chairperson of our Compensation Committee in fiscal 2025.

Equity Incentive Grants of RSUs to Non-executive Directors

The following table sets forth information concerning RSUs awarded to our non-executive directors in fiscal 2025 with a vesting period of one year. No options were granted in fiscal 2025.

Name	Date of Grant	Total RSUs granted for fiscal 2025	Grant date fair value (1) ($)
Francoise Gri	16-Jul-24	3,354	$56.56
Keith Haviland	16-Jul-24	3,354	$56.56
Mario Vitale	16-Jul-24	3,354	$56.56
Jason Liberty	16-Jul-24	3,354	$56.56
Timothy L Main	16-Jul-24	5,366	$56.56
Thi Nhuoc Lan Tu	16-Jul-24	3,354	$56.56
Diane de Saint Victor	16-Jul-24	3,354	$56.56
Judy Marlinski	16-Jul-24	3,354	$56.56

Note:

(1)

The amounts shown under this column reflect the dollar amount of the aggregate grant date fair value of equity-based RSUs granted during the year. The fair value of RSUs is generally the market price of our shares on the date of grant.

Future grants of awards will continue to be determined by our Board of Directors or our Compensation Committee under the 2016 Incentive Award Plan.

Employment Agreement of our Executive Director

We entered into an employment agreement with Mr. Keshav R. Murugesh in February 2010, to serve as our Group Chief Executive Officer. The agreement was amended with effect from February 19, 2013, February 19, 2014, February 19, 2017 and March 18, 2022, in each case to revise Mr. Murugesh’s compensation (including share grants). The agreement provides for Mr. Murugesh’s appointment for an initial five-year term, which is renewed automatically for three additional successive terms of three years each (up to Mr. Murugesh attains the age of 60 years), unless either we or Mr. Murugesh elects not to renew the term. Mr. Murugesh’s term of appointment under the current agreement expires in August 2023 when Mr. Murugesh attains the age of 60 years.

We entered into a new employment agreement with Mr. Murugesh effective April 1, 2022 and his employment shall continue, until August 17, 2025.

Under the terms of the current agreement, Mr. Murugesh is entitled to receive compensation, health and other benefits and perquisites commensurate with his position. Pursuant to the current agreement, Mr. Murugesh will be eligible to receive annually such number of RSUs to be computed based on our average share price (taking the daily US dollar closing price) during March of the fiscal year preceding the date of such determination and the value of such grant shall not be less than eight times the sum of his annual base salary. Mr. Murugesh is entitled to receive additional performance-based grants for meeting additional performance-based criteria, the value of such grant being up to 50% of eight times the sum of his annual base salary. Any grants of RSUs to Mr. Murugesh will be made pursuant to and in accordance with our 2016 Incentive Award Plan.

Mr. Murugesh was to retire on August 17, 2023. In line with the existing provisions of our incentive award plans, Mr. Murugesh would have been eligible for acceleration of all unvested RSUs as at August 17, 2023. Given that we chose to extend the term of Mr. Murugesh’s employment, we agreed to provide for “minimum value protection” for the unvested RSUs units as on August 17, 2023. As at March 31, 2025, we have made a provision of $2,624,429 towards the “Minimum value protection” payment.

If Mr. Murugesh’s employment is terminated by us without cause or by Mr. Murugesh for good reason (each as defined in the current agreement) or is terminated for any reason other than those specified in the current agreement (including, without limitation, expiration of his employment period or we elect not to extend his employment), he would be entitled to all accrued and unpaid salary, accrued and unused vacation and any unreimbursed expenses, his base salary for a period of 12 months from the effective date of termination which will be paid in monthly installments and his target bonus for the year in which the termination occurs, both of which will be paid immediately.

Further, where Mr. Murugesh’s employment is terminated for reasons of death, disability or retirement as specified in the current agreement, he would be entitled to all accrued and unpaid salary and bonus, accrued and unused vacation, any unreimbursed expenses and vested benefits and other amounts due to him under our employee benefit plans.

With respect to share options and RSUs:

If Mr. Murugesh’s employment is terminated by us without cause all share options and RSUs granted in the fiscal years 2020-21, 2021-22 and 2022-23 (excluding the grant made in August 2022) would become exercisable on a fully accelerated basis. Further, all share options and RSUs granted in the fiscal years 2023-24 and 2024-25 would vest in accordance with the vesting schedule.

If Mr. Murugesh’s employment is terminated by Mr. Murugesh for good reason (as defined in the employment agreement), all share options and RSUs granted in the fiscal years 2020-21, 2021-22, 2022-23, 2023-24 and 2024-25 would become exercisable on a fully accelerated basis.

If Mr. Murugesh’s employment is terminated due to death, disability all share options and RSUs granted in the fiscal years 2020-21, 2021-22, 2022-23, 2023-24 and 2024-25 would become exercisable on a fully accelerated basis.

If Mr. Murugesh’s employment is terminated by us for cause (as defined in the employment agreement) or by Mr. Murugesh due to resignation (as defined in the employment agreement), no share options and RSUs would be accelerated.

If Mr. Murugesh’s employment is terminated for any other reason other than the one specified above, all share options and RSUs granted in the fiscal years 2020-21, 2021-22, 2022-23, 2023-24 and 2024-25 would become exercisable on a fully accelerated basis.

If we experience a change in control (as defined in our 2006 Incentive Award Plan for awards granted under that plan or as defined in our 2016 Incentive Award Plan for awards granted under that plan) while Mr. Murugesh is employed under the current agreement, all of the share options and RSUs granted to Mr. Murugesh under the current agreement will vest and the share options and RSUs would become exercisable on a fully accelerated basis.

Employee Benefit Plans

2006 Incentive Award Plan

We adopted our 2006 Incentive Award Plan on June 1, 2006. The purpose of the 2006 Incentive Award Plan was to promote the success and enhance the value of our company by linking the personal interests of the directors, employees and consultants of our company and our subsidiaries to those of our shareholders and by providing these individuals with an incentive for outstanding performance. The 2006 Incentive Award Plan was further intended to provide us with the ability to motivate, attract and retain the services of these individuals. On February 13, 2009, we adopted the amended and restated 2006 Incentive Award Plan. The amended and restated 2006 Incentive Award Plan reflects, among other changes to our 2006 Incentive Award Plan, an increase in the number of ordinary shares and ADSs available for grant under the plan from 3.0 million to 4.0 million shares/ADSs, subject to specified adjustments under the plan. On September 13, 2011, we adopted the second amended and restated 2006 Incentive Award Plan that reflects an increase in the number of ordinary shares and ADSs available for granted under the plan to 6.2 million shares/ADSs, subject to specified adjustments under the plan. On September 25, 2013, we adopted the third amended and restated 2006 Incentive Award Plan that reflects an increase in the number of ordinary shares and ADSs available for grant under the plan to 8.6 million shares/ADSs, subject to specified adjustments under the plan. On May 31, 2016, our 2006 Incentive Award Plan expired pursuant to its terms.

Shares Available for Awards

Subject to certain adjustments set forth in the 2006 Incentive Award Plan, the maximum number of shares that could be issued or awarded under the 2006 Incentive Award Plan was equal to the sum of (x) 8,600,000 shares, (y) any shares that remained available for issuance under our 2002 Stock Incentive Plan (which was adopted on July 3, 2002 and terminated upon the effective date of our 2006 Incentive Award Plan), and (z) any shares subject to awards under the 2002 Stock Incentive Plan which terminated, expired or lapsed for any reason or were settled in cash on or after the effective date of our 2006 Incentive Award Plan. As at the date of termination of the 2002 Stock Incentive Plan on July 25, 2006, the day immediately preceding the date of pricing of our initial public offering, an aggregate of 6,082,042 of our ordinary shares had been authorized for grant under the 2002 Stock Incentive Plan. The maximum number of shares which could be subject to awards granted to any one grantee during any calendar year was 500,000 shares and the maximum amount that could be paid to a grantee in cash during any calendar year with respect to cash-based awards was $10,000,000. To the extent that an award terminated or was settled in cash, any shares subject to the award would again be available for the grant. Any shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligation with respect to any award would not be available for subsequent grant. Except as described below with respect to independent directors, no determination was made as to the types or amounts of awards that would be granted to specific individuals pursuant to the 2006 Incentive Award Plan.

Administration. The 2006 Incentive Award Plan is administered by our Board of Directors, which may delegate its authority to a committee. We anticipate that our Compensation Committee will administer the 2006 Incentive Award Plan, except that our Board of Directors will administer the plan with respect to awards granted to our independent directors. The plan administrator determined eligibility, the types and sizes of awards, the price and timing of awards and the acceleration or waiver of any vesting restriction, provided that the plan administrator would not have the authority to accelerate vesting or waive the forfeiture of any performance-based awards.

Eligibility. Our employees, consultants and directors and those of our subsidiaries were eligible to be granted awards, except that only employees of our company and our qualifying corporate subsidiaries were eligible to be granted options that are intended to qualify as “incentive share options” under Section 422 of the United States Internal Revenue Code of 1986, as amended (the “Code”).

Awards

Options: The plan administrator was able to grant options on shares. The per share option exercise price of all options granted pursuant to the 2006 Incentive Award Plan would not be less than 100% of the fair market value of a share on the date of grant. No incentive share option could be granted to a grantee who owned more than 10% of our outstanding shares unless the exercise price was at least 110% of the fair market value of a share on the date of grant. To the extent that the aggregate fair market value of the shares subject to an incentive share option became exercisable for the first time by any option holder during any calendar year exceeded $100,000, such excess would be treated as a non-qualified option. The plan administrator would determine the methods of payment of the exercise price of an option, which could include cash, shares or other property acceptable to the plan administrator (and could involve a cashless exercise of the option). The plan administrator designated in the award agreement evidencing each share option grant may decide whether such share option would be exercisable for shares or ADSs. The award agreement could, in the sole discretion of the plan administrator, permit the option holder to elect, at the time of exercise, whether to receive shares or ADSs in respect of the exercised share option or a portion thereof. The term of options granted under the 2006 Incentive Award Plan could not exceed ten years from the date of grant. However, the term of an incentive share option granted to a person who owns more than 10% of our outstanding shares on the date of grant could not exceed five years. Under the 2006 Incentive Award Plan, the number of awards to be granted to our independent directors was determined by our Board of Directors or our Compensation Committee.

Restricted Shares. The plan administrator could grant shares subject to various restrictions, including restrictions on transferability, limitations on the right to vote and/or limitations on the right to receive dividends.

Share Appreciation Rights. The plan administrator could grant share appreciation rights representing the right to receive payment of an amount equal to the excess of the fair market value of a share on the date of exercise over the fair market value of a share on the date of grant. The term of share appreciation rights granted could not exceed ten years from the date of grant. The plan administrator could elect to pay share appreciation rights in cash, in shares or in a combination of cash and shares.

Performance Shares and Performance Share Units. The plan administrator could grant awards of performance shares denominated in a number of shares and/or awards of performance share units denominated in unit equivalents of shares and/or units of value, including dollar value of shares. These awards could be linked to performance criteria measured over performance periods as determined by the plan administrator.

Share Payments. The plan administrator could grant share payments, including payments in the form of shares or options or other rights to purchase shares. Share payments could be based upon specific performance criteria determined by the plan administrator on the date such share payments were made or on any date thereafter.

Deferred Shares. The plan administrator could grant awards of deferred shares linked to performance criteria determined by the plan administrator. Shares underlying deferred share awards would not be issued until the deferred share awards have vested, pursuant to a vesting schedule or upon the satisfaction of any vesting conditions or performance criteria set by the plan administrator. Recipients of deferred share awards generally have no rights as shareholders with respect to such deferred shares until the shares underlying the deferred share awards have been issued.

Restricted Share Units. The plan administrator could grant RSUs, subject to various vesting conditions. On the maturity date, we will transfer to the grantee one unrestricted, fully transferable share for each vested RSU scheduled to be paid out on such date. The plan administrator specified the purchase price, if any, to be paid by the grantee for such shares. Generally, a grantee will have to be employed by us on the date of payment of vested RSUs to be eligible to receive the payment of shares issuable upon vesting of the RSUs.

Performance Bonus Awards. The plan administrator could grant a cash bonus payable upon the attainment of performance goals based on performance criteria and measured over a performance period determined appropriate by the plan administrator. Any such cash bonus paid to a “covered employee” within the meaning of Section 162(m) of the Code could be a performance-based award as described below.

Performance-Based Awards. The plan administrator could grant awards other than options and share appreciation rights to employees who are or may be “covered employees,” as defined in Section 162(m) of the Code, that are intended to be performance-based awards within the meaning of Section 162(m) of the Code in order to preserve the deductibility of these awards for federal income tax purposes. Grantees are only entitled to receive payment for performance-based awards for any given performance period to the extent that pre-established performance goals set by the plan administrator for the period are satisfied. The plan administrator determined the type of performance-based awards to be granted, the performance period and the performance goals. Generally, a grantee will have to be employed by us on the date the performance-based award is paid to be eligible for a performance-based award for any period.

Adjustments. In the event of certain changes in our capitalization, the plan administrator has broad discretion to adjust awards, including without limitation, (i) the aggregate number and type of shares that could be issued under the 2006 Incentive Award Plan, (ii) the terms and conditions of any outstanding awards, and (iii) the grant or exercise price per share for any outstanding awards under such plan to account for such changes. The plan administrator also has the authority to cash out, terminate or provide for the assumption or substitution of outstanding awards in the event of a corporate transaction.

Change in Control. In the event of a change in control of our company in which outstanding awards are not assumed by the successor, such awards will generally become fully exercisable and all forfeiture restrictions on such awards will lapse. Upon, or in anticipation of, a change in control, the plan administrator may cause any awards outstanding to terminate at a specific time in the future and give each grantee the right to exercise such awards during such period of time as the plan administrator, in its sole discretion, determines.

Vesting of Full Value Awards. Full value awards (generally, any award other than an option or share appreciation right) will vest over a period of at least three years (or, in the case of vesting based upon attainment of certain performance goals, over a period of at least one year). However, full value awards that result in the issuance of an aggregate of up to 5% to the total issuable shares under the 2006 Incentive Award Plan may be granted without any minimum vesting periods. In addition, full value awards may vest on an accelerated basis in the event of a grantee’s death, disability, or retirement, or in the event of our change in control or other special circumstances.

Non-transferability. Awards granted under the 2006 Incentive Award Plan are generally not transferable.

Withholding. We have the right to withhold, deduct or require a grantee to remit to us an amount sufficient to satisfy federal, state, local or foreign taxes (including the grantee’s employment tax obligations) required by law to be withheld with respect to any tax concerning the grantee as a result of the 2006 Incentive Award Plan.

Termination or Amendment. On May 31, 2016, our 2006 Incentive Award Plan expired pursuant to its terms.

Outstanding Awards. As at March 31, 2025, RSUs to purchase an aggregate of 43,990 ordinary shares were outstanding, out of which RSUs to purchase NIL ordinary shares were held by all our directors and executive officers as a group. There is no purchase price for the RSUs.

RSU Grants Outside of our Plans

On June 1, 2016, June 14, 2016 and July 13, 2016, we issued an aggregate of 44,284 restricted share units to certain of our employees and directors pursuant to an exemption from registration under the United States federal securities laws. We did not seek shareholder approval for these issuances as they are not required under the laws of Jersey.

2016 Incentive Award Plan

We adopted our 2016 Incentive Award Plan on September 27, 2016. The purpose of the 2016 Incentive Award Plan is to promote the success and enhance the value of our company by linking the personal interests of the directors, employees, and consultants of our company and our subsidiaries to those of our shareholders and by providing such individuals with an incentive for outstanding performance to generate superior returns to our shareholders. The 2016 Incentive Award Plan is further intended to provide us with flexibility in our ability to motivate, attract, and retain the services of these individuals, upon whose judgment, interest, and special effort the successful conduct of our company’s operation is largely dependent. On September 27, 2018, we adopted the first amended and restated 2016 Incentive Award Plan, which reflects an increase in the number of ordinary shares and ADSs available for grant under the plan from 2.5 million to 3.9 million shares/ADSs, subject to specified adjustments under the plan. On September 24, 2020, we adopted the second amended and restated 2016 Incentive Award Plan which reflects an increase in the number of ordinary shares and ADSs available for grant under the plan from 3.9 million to 6.1 million shares/ADSs subject to specific adjustments under the plan. On July 15, 2021, we adopted the Third amended and restated plan which reflects deletion of reload provisions.

Shares Available for Awards: Subject to certain adjustments set forth in the 2016 Incentive Award Plan, the maximum number of shares and ADSs, in the aggregate, which may be issued or transferred pursuant to awards under the 2016 Incentive Award Plan is equal to the sum of (x) 6,100,000 shares, and (y) any shares or ADSs which immediately prior to the expiration of the 2006 Incentive Award Plan were available for issuance or transfer as new awards under the 2006 Incentive Award Plan, and (z) any shares or ADSs subject to awards under the 2006 Incentive Award Plan which terminate, expire, forfeit, lapse for any reason or are settled in cash on or after the effective date of the 2016 Incentive Award Plan. Immediately prior to the expiration of the 2006 Incentive Award Plan, 1,112,825 shares were available for issuance or transfer as new awards thereunder. To the extent that an award terminates, expires, or lapses for any reason, or is settled in cash, any shares or ADSs subject to the award shall again be available for the grant of an award pursuant to the 2016 Incentive Award Plan. Any shares or ADSs tendered or withheld to satisfy the grant or exercise price or tax withholding obligation pursuant to any award shall not subsequently be available for grant of an award pursuant to the 2016 Incentive Award Plan.

Administration. The 2016 Incentive Award Plan is administered by our Board of Directors, which may delegate its authority to a committee. We anticipate that our Compensation Committee will administer the 2016 Incentive Award Plan, except that our Board of Directors will administer the plan with respect to awards granted to our independent directors. The plan administrator will determine eligibility, the types and sizes of awards, the price and timing of awards and the acceleration or waiver of any vesting restriction, provided that the plan administrator will not have the authority to accelerate vesting or waive the forfeiture of any performance-based awards.

Eligibility. Our employees, consultants and directors and those of our subsidiaries are eligible to be granted awards, except that only employees of our company and our qualifying corporate subsidiaries are eligible to be granted options that are intended to qualify as “incentive share options” under Section 422 of the Code.

Awards

Options: The plan administrator may grant options on shares. The per share option exercise price of all options granted pursuant to the 2016 Incentive Award Plan will not be less than 100% of the fair market value of a share on the date of grant. No incentive share option may be granted to a grantee who owns more than 10% of our outstanding shares unless the exercise price is at least 110% of the fair market value of a share on the date of grant. To the extent that the aggregate fair market value of the shares subject to an incentive share option become exercisable for the first time by any option holder during any calendar year exceeds $100,000, such excess will be treated as a non-qualified option. The plan administrator will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the plan administrator (and may involve a cashless exercise of the option). The award agreement may, in the sole discretion of the plan administrator, permit the option holder to elect, at the time of exercise, whether to receive shares in respect of the exercised share option or a portion thereof. The term of options granted under the 2016 Incentive Award Plan may not exceed ten years from the date of grant. However, the term of an incentive share option granted to a person who owns more than 10% of our outstanding shares on the date of grant may not exceed five years. Under the 2016 Incentive Award Plan, the number of awards to be granted to our independent directors will be determined by our Board of Directors or our Compensation Committee.

Restricted Shares. The plan administrator may grant shares subject to various restrictions, including restrictions on transferability, limitations on the right to vote and/or limitations on the right to receive dividends.

Share Appreciation Rights. The plan administrator may grant share appreciation rights representing the right to receive payment of an amount equal to the excess of the fair market value of a share on the date of exercise over the fair market value of a share on the date of grant. The term of share appreciation rights granted may not exceed ten years from the date of grant. The plan administrator may elect to pay share appreciation rights in cash, in shares or in a combination of cash and shares.

Performance Shares and Performance Share Units. The plan administrator may grant awards of performance shares denominated in a number of shares and/or awards of performance share units denominated in unit equivalents of shares and/or units of value, including dollar value of shares. These awards may be linked to performance criteria measured over performance periods as determined by the plan administrator.

Share Payments. The plan administrator may grant share payments, including payments in the form of shares or options or other rights to purchase shares. Share payments may be based upon specific performance criteria determined by the plan administrator on the date such share payments are made or on any date thereafter.

Deferred Shares. The plan administrator may grant awards of deferred shares linked to performance criteria determined by the plan administrator. Shares underlying deferred share awards will not be issued until the deferred share awards have vested, pursuant to a vesting schedule or upon the satisfaction of any vesting conditions or performance criteria set by the plan administrator. Recipients of deferred share awards generally will have no rights as shareholders with respect to such deferred shares until the shares underlying the deferred share awards have been issued.

Restricted Share Units. The plan administrator may grant RSUs, subject to various vesting conditions. On the maturity date, we will transfer to the grantee one unrestricted, fully transferable share for each vested RSU scheduled to be paid out on such date. The plan administrator will specify the purchase price, if any, to be paid by the grantee for such shares. Generally, a grantee will have to be employed by us on the date of payment of vested RSUs to be eligible to receive the payment of shares issuable upon vesting of the RSUs.

Performance Bonus Awards. The plan administrator may grant a cash bonus payable upon the attainment of performance goals based on performance criteria and measured over a performance period determined appropriate by the plan administrator. Any such cash bonus paid to a “covered employee” within the meaning of Section 162(m) of the Code may be a performance-based award as described below.

Performance-Based Awards. The plan administrator may grant awards other than options and share appreciation rights to employees who are or may be “covered employees,” as defined in Section 162(m) of the Code, that are intended to be performance-based awards within the meaning of Section 162(m) of the Code in order to preserve the deductibility of these awards for federal income tax purposes. Grantees are only entitled to receive payment for performance-based awards for any given performance period to the extent that pre-established performance goals set by the plan administrator for the period are satisfied. The plan administrator will determine the type of performance-based awards to be granted, the performance period and the performance goals. Generally, a grantee will have to be employed by us on the date the performance-based award is paid to be eligible for a performance-based award for any period.

Adjustments. In the event of certain changes in our capitalization, the plan administrator has broad discretion to adjust awards, including without limitation, (i) the aggregate number and type of shares that may be issued under the 2006 Incentive Award Plan, (ii) the terms and conditions of any outstanding awards, and (iii) the grant or exercise price per share for any outstanding awards under such plan to account for such changes. The plan administrator also has the authority to cash out, terminate or provide for the assumption or substitution of outstanding awards in the event of a corporate transaction.

Change in Control. In the event of a change in control of our company in which outstanding awards are not assumed by the successor, such awards will generally become fully exercisable and all forfeiture restrictions on such awards will lapse. Upon, or in anticipation of, a change in control, the plan administrator may cause any awards outstanding to terminate at a specific time in the future and give each grantee the right to exercise such awards during such period of time as the plan administrator, in its sole discretion, determines.

Vesting of Full Value Awards. Full value awards (generally, any award other than an option or share appreciation right) will vest over a period of at least three years (or, in the case of vesting based upon attainment of certain performance goals, over a period of at least one year). However, full value awards that result in the issuance of an aggregate of up to 5% to the total issuable shares under the 2016 Incentive Award Plan may be granted without any minimum vesting periods. In addition, full value awards may vest on an accelerated basis in the event of a grantee’s death, disability, or retirement, or in the event of our change in control or other special circumstances.

Non-transferability. Awards granted under the 2016 Incentive Award Plan are generally not transferable.

Withholding. We have the right to withhold, deduct or require a grantee to remit to us an amount sufficient to satisfy federal, state, local or foreign taxes (including the grantee’s employment tax obligations) required by law to be withheld with respect to any tax concerning the grantee as a result of the 2016 Incentive Award Plan.

Termination or Amendment. An award of performance shares, performance share units, deferred shares, share payments and RSUs shall only vest or be exercisable or payable while the grantee is an employee, consultant or a member of the Board, as applicable; provided, however , that the Committee in its sole and absolute discretion may provide that an award of performance shares, performance share units, share payments, deferred shares or RSUs may vest or be exercised or paid subsequent to a termination of employment or service, as applicable, or following a change in control of the Company, or because of the grantee’s retirement, death or disability, or otherwise; provided, however , that, to the extent required to preserve tax deductibility under Section 162(m) of the Code, any such provision with respect to performance shares or performance share units that are intended to constitute qualified performance-based compensation shall be subject to the requirements of Section 162(m) of the Code that apply to qualified performance-based compensation.

Outstanding Awards. As at March 31, 2025, RSUs to purchase an aggregate of 3,190,697 ordinary shares were outstanding, out of which RSUs to purchase 1,379,439 ordinary shares were held by all our directors and executive officers as a group. The weighted average grant date fair value of RSUs granted during fiscal 2025, 2024 and 2023 was $52.24, $80.50 and $83.70 per ADS/share, respectively. There is no purchase price for the RSUs.

Other Employee Benefits

We also maintain other employee benefit plans in the form of certain statutory and incentive plans covering substantially all of our employees. In fiscal 2025, the total amount accrued by us to provide for pension, retirement or similar benefits was $22.7 million.

Provident Fund

In accordance with Indian, Philippines and Sri Lankan laws, all of our employees in these countries are entitled to receive benefits under the respective government provident fund, a defined contribution plan to which both we and the employee contribute monthly at a pre-determined rate (for India and Sri Lanka, currently 12% of the employee’s base salary and for the Philippines, 100 Philippine peso per month for every employee). These contributions are made to the respective government provident fund and we have no further obligation under this fund apart from our monthly contributions. We contributed an aggregate of $15.1 million, $13.6 million and $12.7 million in each of fiscal 2025, 2024 and 2023, respectively, to the government provident fund.

US Savings Plan

Eligible employees in the US participate in a savings plan (the “US Savings Plan”), pursuant to Section 401(k) of the Code. The US Savings Plan allows our employees to defer a portion of their annual earnings on a pre-tax basis through voluntary contributions there under. The US Savings Plan provides that we can make optional contributions up to the maximum allowable limit under the Code. We contributed an aggregate of $2.5 million, $2.7 million and $2.3 million in each of fiscal 2025, 2024 and 2023, respectively, to the US Savings Plan.

UK Pension Scheme

Eligible employees in the UK contribute to a defined contribution pension scheme operated in the UK. The assets of the scheme are held separately from ours in an independently administered fund. The pension expense represents contributions payable to the fund by us. We contributed an aggregate of $1.7 million, $1.8 million and $1.2 million in each of fiscal 2025, 2024 and 2023, respectively, to the UK pension scheme.

Gratuity

In accordance with Indian, the Philippines, Sri Lankan and Dubai laws, we provide for gratuity liability pursuant to a defined benefit retirement plan covering all our employees in India, the Philippines, Sri Lanka and Dubai. Our gratuity plan provides for a lump sum payment to eligible employees on retirement, death, incapacitation or on termination of employment (provided such employee has worked for at least five years with our company) which is computed on the basis of employee’s salary and length of service with us (subject to a maximum of approximately $23,980 per employee in India). In India, we provide the gratuity benefit through determined contributions pursuant to a non-participating annuity contract administered and managed by the Life Insurance Corporation of India (“LIC”) and Aviva Life Insurance Company Private Limited (“ALICPL”). Under this plan, the obligation to pay gratuity remains with us although LIC and ALICPL administer the plan. We contributed an aggregate of $2.4 million, $2.0 million and $2.6 million in fiscal 2025, 2024 and 2023, respectively, to LIC and ALICPL.

Our Sri Lankan subsidiary, Philippines subsidiary, Dubai branch and three Indian subsidiaries have unfunded gratuity obligations.

Compensated Absence

Our liability for compensated absences, is determined on the basis of an actuarial valuation using the projected unit credit method and is charged to income in the year in which they accrue.

Disclosure of a Registrant’s Action to Recover Erroneously Awarded Compensation

We have adopted a clawback policy, which permits us to recover all or a portion of any incentive-based compensation that was received by a covered executive on or after October 2, 2023, including equity awards, in the event that we are required to prepare an accounting restatement. The amount which may be recovered will be the amount by which the affected compensation exceeded the amount that would have been payable had the financial statements been initially filed as restated. A copy of the clawback policy is incorporated by reference as an exhibit to this annual report.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as at March 31, 2025, with respect to the shares of our common share that may be issued under our existing equity compensation plans. For a description of our equity compensation plans, see Note 22—Share-based payments to our consolidated financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Plan Category	Number of Securities to be Issued Upon Exercise/Vesting of Outstanding Options, Warrants and Rights*	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column 1)
Equity compensation plans approved by security holders	3,234,687	$61.82	1,080,450
Equity compensation plans not approved by security holders	—	$—	—

Total	3,234,687	$61.82	1,080,450

*	This includes outstanding restricted stock units, which is vested unexercised plus unvested as at March 31, 2025.

Major Shareholders

The following table sets forth information regarding beneficial ownership of our ordinary shares as at March 31, 2025 held by

•	each person who is known to us to have a 5% or more of our total issued and outstanding ordinary shares;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group

Beneficial ownership is determined in accordance with the rules of the Commission and includes shares over which the indicated beneficial owner exercises voting and/or investment power or receives the economic benefit of ownership of such securities. Ordinary shares subject to options currently exercisable or exercisable within 60 days are deemed outstanding for the purposes of computing the percentage ownership of the person holding the options but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
Known 5% Beneficial Owners
FMR LLC (2)	3,869,330	8.34%
Nalanda India Fund Limited (3)	3,044,662	6.56%
Black Rock Inc., (4)	2,500,736	5.39%
Directors and Executive officers
Timothy L. Main (1)	37,200	0.08%
Françoise Gri	26,315	0.06%
Keith Haviland	20,110	0.04%
Jason Liberty	12,144	0.03%
Mario Vitale	16,650	0.04%
Lan Tu (2)	7,995	0.02%
Diane de Saint Victor (3)	6,470	0.01%
Judy Marlinski	3,035	0.01%
Keshav R. Murugesh	748,170	1.61%
Sylvie Ouziel	—	—
Arijit Sen	30,056	0.06%
Swaminathan Rajamani	33,374	0.07%
Anil Chintapalli	—	—
All Directors and Executive Officers as a group (13 persons)	9,41,519	2.03%

(1)	Based on an aggregate of 46,396,722 ordinary shares outstanding as at March 31, 2025.
(2)

Information is based on Amendment No. 23 to a report on Schedule 13G jointly filed with the Commission on February 11, 2025 by FMR LLC and Abigail P. Johnson, reporting beneficial ownership of 3,869,330 shares as at December 31, 2024. Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR LLC. According to this Amendment No. 21, members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the US Investment Company Act of 1940, to form a controlling group with respect to FMR LLC.

(3)	Information is based on a Form 13F for the quarter ended December 31, 2024 filed with the Commission on January 22, 2025 by Nalanda India Fund Limited.
(4)	Information is based on a report on Schedule 13G filed with the Commission on February 5, 2025 by BlackRock, Inc., reporting beneficial ownership of 2,500,736 shares as at December 31, 2024.
(5)	Of the 37,200 ordinary shares held by Timothy L Main, 25,000 ordinary shares were purchased by him from open market.
(6)	Of the 7,995 ordinary shares held by Lan Tu, 1,500 ordinary shares were purchased by her from open market.
(7)	Of the 6,470 ordinary shares held by Diane de Saint Victor, 2,000 ordinary shares were purchased by her from the open market.

As at March 31, 2025, there were no options held by our directors and executive officers. The following table sets forth information concerning RSUs held by our directors and executive officers as at March 31, 2025:

	RSU Summary
Name	Number of shares underlying unexercised RSUs held that have vested but unexercised	Number of shares underlying unexercised RSUs to be vested within 60 days after Mar 31, 2025	Vesting dates	Number of shares underlying unexercised RSUs held that have not vested
Non-executive Directors
Timothy L. Main	—	—	—	5,366
Francoise Gri	—	—	—	3,354
Keith Haviland	—	—	—	3,354
Mario Vitale	—	—	—	3,354
Jason Liberty	—	—	—	3,354
Thi Nhuoc Lan Tu	—	—	—	3,354
Diane de Saint Victor	—	—	—	3,354
Judy Marlinski	—	—	—	3,354
Executive Officers
Keshav R. Murugesh	604,017	132,187	21-Apr-25	412,710
		4,519	25-Apr-25
		7,447	23-Apr-25
Arijit Sen	25,772	3,388	21-Apr-25	36,017
		603	25-Apr-25
		293	23-Apr-25
Swaminathan Rajamani	24,106	7,904	21-Apr-25	53,843
		514	25-Apr-25
		850	23-Apr-25
Anil Chintapalli	—	—	—	25,050

Share Ownership Guidelines

In July 2014, our Board of Directors adopted a share ownership policy outlining the share ownership guidelines for our directors, executive officers, and few key employees’ basis their Role. We believe that this policy aligns the interests of our directors, executive officers, and employees with the long-term interests of our shareholders and promotes our commitment to sound corporate governance practices.

Under our amended policy, each of our non-executive directors must hold at least the amount of vested shares of our company by the fifth anniversary of such director’s initial election to the Board as shown in the table below:

Position	Share Ownership Guidelines
For Non-Executive Directors (except Chairman of the Board)	3.0 x value of annual share grant in $
For the Chairman of the Board	4.0 x value of annual share grant in $

In the event a non-executive director holds at least the required valued of our ordinary shares during the required time period, but the value of the director’s shares decreases below the shareholding requirement due to a decline in the price of our ordinary shares, the director shall be deemed to have complied with this policy so long as the director does not sell any shares.

Our amended policy provides that our executive officers are required to hold a multiple of their annual base salary in shares of our company as shown in the table below.

Position	Share Ownership Guidelines
Group Chief Executive Officer	4.0 x annual base salary
Group Chief Financial Officer	2.0 x annual base salary
Chief People Officer	2.0 x annual base salary
EVP and Head of Strategic Growth Initiatives	1.5 x annual base salary

Executive officers have five years to achieve the specified ownership level according to the following build-up schedule: achieving a share ownership level equivalent to 5%, 15%, 30%, 60% and 100% of their specified ownership level in the first, second, third, fourth and fifth year, respectively.

Shares owned by immediate family members and any trust for the benefit only of the executive officer/director or his or her family members are included in the determination of such executive officer/director’s share ownership level.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Our board of directors is responsible for reviewing and approving or ratifying all material transactions between us or our subsidiaries and our related persons. While we do not have a written related party transaction policy, our Code of Business Ethics and Conduct includes guidance addressing transactions that present a conflict between the interests of a director, officer or employee and our interests.

In fiscal 2025, we were not party to any transactions with related persons, as determined in accordance with the rules and regulations promulgated under the Exchange Act that were either material to us or the related person and exceed the threshold of $120.

Corporate Governance- Director Independence

In determining director independence, the board of directors considered the transactions and relationships set forth above under “Certain Relationships and Related Person Transactions—Related Party Transactions”.

Based on its review of all applicable relationships, our board of directors has determined that all of the non-executive directors on our board of directors meet the independence requirements of the New York Stock Market and federal securities laws.

ITEM 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

Grant Thornton Bharat LLP served as our independent public accountant for fiscal 2025. The following table shows the fees we paid or accrued for audit and other services provided by Grant Thornton Bharat LLP and Grant Thornton member firms for fiscal 2025 and 2024.

	Fiscal
	2025	2024
Audit fees	$1,365,210	$829,077

Total	$1,365,210	$829,077

Notes:

Audit fees: This category consists of fees billed for the audit of financial statements, quarterly review of financial statements and other audit services, which are normally provided by the independent auditors in connection with statutory and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements and include the group audit; statutory audits required by non-US jurisdictions; consents and attest services.

Audit Committee Pre-approval Process

Our Audit Committee reviews and pre-approves the scope and the cost of all audit and permissible non-audit services performed by our independent auditor. All of the services provided by Grant Thornton Bharat LLP and Grant Thornton member firms during the last fiscal year have been pre-approved by our Audit Committee.

PART IV.

ITEM 15. Exhibits and Financial Statement Schedules

(a)	1.	Consolidated Financial Statements.

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-1 through F-70 hereof.

2.	Financial Statement Schedules.

Financial statement schedules have been omitted since they are not required or material or the information is otherwise included in our consolidated financial statements or the notes to our consolidated financial statements.

3.	Exhibits.

The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated in this Annual Report on Form 10-K by reference.

(b)	Exhibits. See Item 15(a) (3) above.

(c)	Financial Statement Schedules. See Item 15(a) (2) above.

ITEM 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 13, 2025

WNS (HOLDINGS) LIMITED

By:	/s/ Arijit Sen
Name:	Arijit Sen
Title:	Group Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keshav R. Murugesh	Group Chief Executive Officer, Director (Principal Executive Officer)	May 13, 2025
Keshav R. Murugesh

/s/ Arijit Sen	Group Chief Financial Officer (Principal Financial and Accounting Officer)	May 13, 2025
Arijit Sen

/s/ Timothy L. Main	Director	May 13, 2025
Timothy L. Main

/s/ Jason Liberty	Director	May 13, 2025
Jason Liberty

/s/ Françoise Gri	Director	May 13, 2025
Françoise Gri

/s/ Keith Haviland	Director	May 13, 2025
Keith Haviland

/s/ Mario P. Vitale	Director	May 13, 2025
Mario P. Vitale

/s/ Lan Tu	Director	May 13, 2025
Lan Tu

/s/ Diane de Saint Victor	Director	May 13, 2025
Diane de Saint Victor

/s/ Judy Marlinski	Director	May 13, 2025
Judy Marlinski

/s/ Sylvie Ouziel	Director	May 13, 2025
Sylvie Ouziel

INDEX TO EXHIBITS

The following exhibits are being filed as part of this report or incorporated by reference as indicated therein:

Exhibit Number	Description

3.1	Memorandum of Association of WNS (Holdings) Limited, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form F-1 (File No. 333-135590) of WNS (Holdings) Limited, as filed with the Commission on July 3, 2006).

3.2	Articles of Association of WNS (Holdings) Limited, as amended (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form F-1 (File No. 333-135590) of WNS (Holdings) Limited, as filed with the Commission on July 3, 2006).

4.1*	Description of Securities Registered Under Section 12 of the Exchange Act.

10.1†	Employment agreement dated June 9, 2022, between WNS (Holdings) Limited and Mr. Keshav. R. Murugesh (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32945) filed on August 6, 2024).

10.2†	Amendment to Employment Agreement, dated December 14, 2022, between WNS Global Services (UK) Limited and Mr. Keshav R. Murugesh (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32945) filed on August 6, 2024).

10.3†	Employment agreement dated July 25, 2024, between WNS Global Services Pvt. Ltd. and Mr. Arijit Sen (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 32945) filed on August 6, 2024).

10.4†	Employment agreement dated November 29, 2010, between WNS Global Services Pvt. Ltd. and Mr. Swaminathan Rajamani (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32945) filed on August 6, 2024).

10.5†	Amendment to Employment Agreement, dated October 14, 2015, between WNS Global Services Pvt. Ltd. and Mr. Swaminathan Rajamani (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32945) filed on August 6, 2024).

10.6†	Amendment No. 2 to Employment Agreement, dated November 28, 2022, between WNS Global Services Pvt. Ltd. and Mr. Swaminathan Rajamani (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32945) filed on August 6, 2024).

10.7†	Amendment No. 3 to Employment Agreement, dated January 17, 2024, between WNS Global Services Pvt. Ltd. and Mr. Swaminathan Rajamani (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32945) filed on August 6, 2024).

10.8†	Employment agreement dated June 1, 2024, between WNS (Holdings) Limited and Mr. Anil Chintapalli (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32945) filed on August 6, 2024).

10.9†	Form of the Third Amended and Restated WNS (Holdings) Limited 2006 Incentive Award Plan (incorporated by reference to Appendix A to WNS (Holdings) Limited’s Proxy Statement which was furnished as Exhibit 99.3 of its Report on Form 6-K (File No. 001-32945), as furnished to the Commission on August 23, 2013).

10.10†	Form of the Third Amended and Restated WNS (Holdings) Limited 2016 Incentive Award Plan (incorporated by reference to Exhibit 99.1 of WNS (Holdings) Limited’s Report on Form 6-K (File No. 001-32945), as furnished to the Commission on July 16, 2021).

10.11*	Sale Deed dated January 22, 2025 between WNS Global Services Private Limited and Prishal Relators Private Limited for sale of property at Cybercity Tower 1 at Magarpatta, Pune.

19.1	WNS (HOLDINGS) LIMITED Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 20-F (File No. 001-32945) filed on May 10, 2024).

21.1*	List of subsidiaries of WNS (Holdings) Limited.

23.1*	Consent of Grant Thornton Bharat LLP, independent registered public accounting firm.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 from the Registrant’s Form 20-F (File No. 001-32945) filed on May 10, 2024).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed with this Annual Report on Form 10-K.
†	Indicates management contract or compensatory plan required to be filed as an exhibit.

WNS (HOLDINGS) LIMITED

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
WNS (Holdings) Limited
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of WNS (Holdings) Limited and its subsidiaries (the “Company”) as of March 31, 2025, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2025, and our report dated May 13, 2025 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Haukea Holdings Inc. and its subsidiaries (“Kipi.ai”), a wholly owned subsidiary of WNS (Holdings) Limited, whose financial statements reflect total assets and revenues constituting 0.5 and 0.1 percent, respectively, of the related financial statement amounts as of and for the year ended March 31, 2025. As indicated in Management’s Report, Kipi.ai was acquired during 2025. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Kipi.ai.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON BHARAT LLP
Gurugram, India
May 13, 2025

F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
WNS (Holdings) Limited.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of WNS (Holdings) Limited and its subsidiaries (the “Company”) as of March 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2025, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 13, 2025 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
A) Revenue recognition in accordance with ASC 606
As further described in Note 19 and Note 2(r) to the consolidated financial statements, the Company derives revenue from BPM services, comprising back-office administration, data management, customer experience services management which are provided to customers across industries from multiple geographies. The Company recognizes revenue upon transfer of control of promised services to customers for an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services.
The principal consideration for our determination that revenue recognition in accordance with ASC 606 is a critical audit matter is that, the Company enters into large number of contracts with its customers with varying commercial terms based on type of service arrangement, industry and geography. Because of such varying terms included in contracts, significant judgement and efforts are required by the management in determining revenue recognition for customer agreements in accordance with ASC 606 requirements like identification and measurement of variable consideration, determination and allocation of transaction price, identification of performance obligations and determination of timing of satisfaction of performance obligations etc.
Given the significant volume of sales transactions and significant management judgments and efforts involved in contract evaluation as aforementioned, the related audit efforts were significant and required a high degree of auditor judgment, and therefore, revenue recognition has been considered as a critical audit matter.

F-3

Our principal audit procedures related to the revenue recognition included the following, among others:

•
We understood the revenue recognition process of the Company and evaluated related significant accounting policies for its appropriateness in accordance with the requirements of ASC 606, Revenue from Contracts with Customers (‘ASC 606’).

•
We evaluated the design and tested the operating effectiveness of internal controls related to the evaluation of customer agreements and determination of revenue recognition in accordance with ASC 606.

•	We selected samples for customer agreements and performed the following procedures:

•	Obtained and read contract source documents for each selection, including master agreements, and other documents that were part of the agreement.

•	Tested management’s identification of significant terms in the customer agreements for completeness as relevant for revenue recognition under ASC 606.

•
Tested the appropriateness of management’s application of accounting policies along with their use of judgements, in the determination of revenue recognition including identification and satisfaction of performance obligations and measurement of variable considerations, as per terms of the agreements based on verification of supporting documents and records maintained by the Company in this respect.

B) Business Acquisition
As described further in note 4 (a) to the financial statements, the Company entered into stock purchase agreement to purchase all ownership interest of Haukea Holdings Inc. and its subsidiaries (“Kipi.ai”), during the year ended March 31, 2025. The total purchase consideration was $66.13 Mn. Additionally, the Company agreed to pay deferred earn-out
of $13.2 Mn to senior management of Kipi.ai, subject to their continued employment and $5 Mn, linked to revenue and earnings target along with continued employment. The said purchase consideration is subject to further cash and working capital adjustments, in accordance with the stock purchase agreement, as described in the aforesaid notes.
The principal consideration for our determination that business combination is a critical audit matter is that, the Company accounted for the aforementioned business combinations using the acquisition method of accounting in accordance with ASC 805, which requires the recognition of acquired assets and liabilities including identifiable intangibles, in a business combination at fair value on the date of acquisition, with the excess of the acquisition price over such identified fair values recognised as goodwill. The aggregate purchase considerations have been allocated based upon provisional fair values of their acquired assets and liabilities including identifiable intangible assets. Such provisional fair values are expected to be finalised within the measurement period allowed under ASC 805.
The determination of the fair values of the acquired assets and liabilities, including identifiable intangible assets was performed by the management with the use of independent valuation expert, which involved significant estimates and judgment and is subjective based on underlying assumptions, the most significant being the related financial and future cash flow projections, and the discount rate applied within the discounted cash flow model.
We identified the aforesaid matter as a critical audit matter because of the significant management estimates, judgements and subjectivity of underlying assumptions involved in determining fair value of acquired assets and liabilities, including identifiable intangible assets with respect to this business combination, which also required a high degree of auditor judgment and an increased audit effort, including the need to involve our valuation expert when performing audit procedures to evaluate the reasonableness of management’s valuation methodology and the selection of inputs to the valuation.
Our audit procedures related to determination of the fair values of acquired assets and liabilities including identifiable intangible assets in the business combinations included the following, among others:

•
Understood and tested the design and operating effectiveness of internal controls over the valuation of the acquired assets and liabilities including identifiable intangible assets, including management’s internal controls over the selection and review of key estimates and assumptions used in projected financial information;

F-4

•
Obtained an understanding of the terms and conditions of the stock purchase agreement to evaluate management’s assessment of the business, purchase consideration, acquisition date and acquired assets and liabilities in such business combination in accordance with ASC 805;

•
Assessed the competence and objectivity of the management’s valuation expert involved for valuation of the acquired assets and liabilities including identifiable intangible assets. Read the valuation report and obtained underlying workings to ensure mathematical accuracy of the valuations;

•
Assessed the reasonableness of management’s financial and future cash flow projections used by management’s valuation expert in discounted cash flow model for purchase price allocation, by comparing such projections to historical results, market data and approved business plans. Further, performed independent sensitivity analysis on underlying assumptions to determine estimation uncertainty involved;

•	In addition, we involved valuation expert with specialized skills and knowledge, who assisted in:

•	Evaluating the appropriateness of valuation methodology used;

•
Evaluating the discount rate used in the Company’s discounted cash flow model by comparing it against a discount rate range that was independently developed using publicly available data for comparable entities; and

•
Evaluating the terminal value growth rate used in the Company’s discounted cash flow model by comparing it against the long term expected growth rate and inflation rate of the economy and other relevant macro-economic factors.

•
Evaluated the appropriateness and adequacy of disclosures given in the financial statements, including disclosure of significant estimates and judgements, in accordance with applicable accounting standards.

/s/ GRANT THORNTON BHARAT LLP
We have served as the Company’s auditor since 2010.
Gurugram, India
May 13, 2025

F-5

WNS (HOLDINGS) LIMITED
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount and share count)

		As at
	Notes	March 31, 2025	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	5	$106,902	$87,431
Investments		156,913	156,531
Accounts receivable, net	6	129,714	124,570
Unbilled revenue	6	108,057	107,777
Funds held for clients	5	7,145	6,853
Derivative assets	15	12,681	5,847
Contract assets	19	15,079	11,949
Prepaid expense and other current assets	7	28,303	28,720

Total current assets		564,794	529,678
Goodwill	8	409,587	356,350
Other intangible assets, net	9	122,638	124,369
Property and equipment, net	10	80,811	73,740
Operating lease right-of-use assets	11	186,835	181,388
Derivative assets	15	3,243	1,914
Deferred tax assets	23	48,675	49,919
Investments		3,634	313
Contract assets	19	58,777	52,849
Other assets	7	68,509	63,553

TOTAL ASSETS		$1,547,503	$1,434,073

LIABILITIES AND EQUITY
Current liabilities:
Accounts payables		$29,224	$24,971
Provisions and accrued expenses		33,419	31,180
Derivative liabilities	15	5,772	3,968
Pension and other employee obligations	16	108,221	105,352
Short-term borrowings	13	15,000	40,000
Current portion of long-term debt	13	68,680	36,675
Contract liabilities	19	15,824	12,902
Income taxes payable	23	4,619	8,302
Operating lease liabilities	11	28,139	28,826
Other liabilities	17	12,054	19,852

Total current liabilities		320,952	312,028
Derivative liabilities	15	1,054	558
Pension and other employee obligations, less current portion	16	24,807	24,642
Long-term debt, less current portion	13	159,788	102,529
Contract liabilities	19	18,819	12,625
Operating lease liabilities, less current portion	11	166,318	161,054
Other liabilities, less current portion	17	74	13,897
Deferred tax liabilities	23	17,967	19,432

TOTAL LIABILITIES		$709,779	$646,765

Commitments and contingencies	26
Shareholders’ equity:
Share capital (ordinary shares $0.16 (£0.10) par value, authorized 60,000,000 shares; issued: 46,396,722 shares and 45,684,145 shares; each as at March 31, 2025 and March 31, 2024, respectively)	18	7,440	7,349
Additional paid-in capital		37,451	—
Retained earnings		1,207,964	1,034,388
Other reserves, net		2,667	6,129
Accumulated other comprehensive loss	12	(268,119)	(260,558)

Total shareholder’s equity, including shares held in treasury		987,403	787,308

Less: 2,800,000 shares as at March 31, 2025 and Nil as at March 31, 2024, held in treasury, at cost		(149,679)	—

Total shareholders’ equity		$837,724	$787,308

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$1,547,503	$1,434,073

See accompanying notes to consolidated financial statements

F-
6

WNS (HOLDINGS) LIMITED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amount and share count)

	Notes	Year ended March 31, 2025	Year ended March 31, 2024	Year ended March 31, 2023
Revenue	19	$1,314,942	$1,323,365	$1,224,262
Cost of revenue (1)		849,425	856,800	812,847

Gross profit (1)		465,517	466,565	411,415
Operating expenses:
Selling and marketing expenses		82,911	78,329	63,475
General and administrative expenses		178,543	184,109	169,194
Foreign exchange loss/(gain), net		152	(721)	(1,042)
Amortization of intangible assets		28,472	33,046	23,646
Impairment of intangible assets		—	30,882	—

Operating income		175,439	140,920	156,142
Other income, net	21	(50,465)	(39,355)	(15,905)
Interest expense	20	18,500	15,276	6,578

Income before income taxes		207,404	164,999	165,469
Income tax expense	23	37,290	17,522	27,047

Net income		$170,114	$147,477	$138,422

Earnings per share	24
Basic		$3.87	$3.12	$2.87
Diluted		$3.71	$2.99	$2.74
Weighted average number of shares used in computing earnings per share	24
Basic		43,956,070	47,202,747	48,252,095
Diluted		45,891,262	49,311,774	50,523,944

(1)	Exclusive of amortization expense
See accompanying notes to consolidated financial statements.

F-
7

WNS (HOLDINGS) LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended March 31, 2025	Year ended March 31, 2024	Year ended March 31, 2023
Net income	$170,114	$147,477	$138,422
Other comprehensive income/(loss), net of taxes
Gain/(loss) on retirement benefits	485	(1,712)	(741)
Foreign currency translation loss	(8,874)	(10,408)	(55,868)
Gains/(Losses) on cash flow hedges	828	3,680	(5,856)

Total other comprehensive loss, net of taxes	$(7,561)	$(8,440)	$(62,465)

Total comprehensive income	$162,553	$139,037	$75,957

See accompanying notes to consolidated financial statements.

F-
8

WNS (HOLDINGS) LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share count)

			Additional paid-in capital	Retained Earnings	Other Reserves*			Accumulated Other Comprehensive Income/(Loss)	Total Equity
	Share capital					Treasury shares
	Number	Par Value				Number	Amount
Balance as at April 1, 2022	48,849,907	7,751	102,362	844,967	2,656	—	—	(189,653)	768,083
Shares issued for exercised options and restricted share units (“RSUs”) (Refer Note 22)	610,910	73	(105)	—	—	—	—	—	(32)
Share-based compensation expense (Refer Note 22)	—	—	49,733	—	—	—	—	—	49,733
Purchase of treasury shares (Refer Note 18)	—	—		—	—	1,100,000	(81,686)	—	(81,686)
Cancellation of treasury shares (Refer Note 18)	(1,100,000)	(134)	(81,552)	—	—	(1,100,000)	81,686	—	—
Transfer to other reserves	—	—	—	(5,322)	5,322	—	—	—	—
Transfer from other reserves on utilization	—	—	—	1,213	(1,213)	—	—	—	—
Net income	—	—	—	138,422	—	—	—	—	138,422
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(62,465)	(62,465)

Balance as at March 31, 2023	48,360,817	$7,690	$70,438	$979,280	$6,765	—	$—	$(252,118)	$812,058

F-
9

WNS (HOLDINGS) LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share count)

			Additional paid-in Capital	Retained Earnings	Other Reserves*			Accumulated Other Comprehensive Income/(Loss)	Total Equity
	Share capital					Treasury shares
	Number	Par Value				Number	Amount
Balance as at April 1, 2023	48,360,817	$7,690	$70,438	$979,280	$6,765	—	$—	$(252,118)	$812,058
Shares issued for exercised options and restricted share units (“RSUs”) (Refer Note 22)	623,328	79	(79)	—	—	—	—	—	—
Share-based compensation expense (Refer Note 22)	—	—	51,683	—	—	—	—	—	51,683
Purchase of treasury shares (Refer Note 18)	—	—	—	—	—	3,300,000	(215,467)	—	(215,467)
Cancellation of treasury shares (Refer Note 18)	(3,300,000)	(420)	(122,042)	(93,005)	—	(3,300,000)	215,467	—	—
Transfer from other reserves on utilization	—	—	—	636	(636)	—	—	—	—
Net income	—	—		147,477	—	—	—	—	147,477
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(8,440)	(8,440)

Balance as at March 31, 2024	45,684,145	$7,349	$—	$1,034,388	$6,129	—	$—	$(260,558)	$787,308

F-
10

WNS (HOLDINGS) LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share count)

			Additional paid-in Capital	Retained Earnings	Other Reserves*			Accumulated Other Comprehensive Income/(Loss)	Total Equity
	Share capital					Treasury shares
	Number	Par Value				Number	Amount
Balance as at April 1, 2024	45,684,145	$7,349	$—	$1,034,388	$6,129	—	$—	$(260,558)	$787,308
Shares issued for exercised options and restricted share units (“RSUs”) (Refer Note 22)	712,577	91	(91)	—	—	—	—	—	—
Share-based compensation expense (Refer Note 22)	—	—	37,542	—	—	—	—	—	37,542
Purchase of treasury shares (Refer Note 18)	—	—	—	—	—	2,800,000	(149,679)	—	(149,679)
Cancellation of treasury shares (Refer Note 18)	—	—	—	—	—	—	—	—	—
Transfer from other reserves on utilization	—	—	—	3,462	(3,462)	—	—	—	—
Net income	—	—	—	170,114	—	—	—	—	170,114
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(7,561)	(7,561)

Balance as at March 31, 2025	46,396,722	$7,440	$37,451	$1,207,964	$2,667	2,800,000	$(149,679)	$(268,119)	$837,724

*
Other reserves include the Special Economic Zone
Re-Investment
Reserve created out of the profits of eligible Special Economic Zones (“SEZ”) units in terms of the provisions of the Indian
Income-tax
Act, 1961. Further, these provisions require the reserve to be utilized by the Company for acquiring new plant and machinery for the purpose of its business (Refer Note 23).

F-
11

WNS (HOLDINGS) LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ending,
	March 31,	March 31,	March 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$170,114	147,477	138,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,592	58,097	44,932
Impairment of intangible assets	—	30,882	—
Share-based compensation expense	37,542	51,683	49,733
Amortization of debt issuance cost	407	362	195
Allowance/(reversal) for expected credit losses (“ECL”)	1,997	242	(778)
Unrealized foreign currency exchange loss/(gain), net	2,843	(3,918)	2,184
Income from mutual funds	(10,532)	(10,507)	(7,991)
Fair-value changes on contingent consideration	(18,328)	(22,470)	—
Gain on sale of property and equipment	(16,819)	(389)	(560)
Deferred income tax benefit	(3,284)	(32,285)	(8,400)
Unrealized (gain)/loss on derivative instruments	(6,102)	1,485	(2,444)
Reduction in the carrying amount of operating lease right-of-use assets	29,602	30,021	29,911
Changes in operating assets and liabilities, net of effects of acquisitions:
Account receivables and unbilled revenue	(3,246)	(19,678)	(12,445)
Other assets	(10,865)	(6,144)	(28,436)
Account payables	2,203	466	(6,810)
Contract liabilities	10,905	345	(2,352)
Other liabilities	599	(5,549)	9,349
Operating lease liabilities	(29,361)	(26,519)	(28,141)
Income taxes payable	(7,106)	7,227	(403)

Net cash provided by operating activities	207,161	200,828	175,966

Cash flows from investing activities
Deferred consideration paid toward acquisition of MOLIPS	(51)	—	(17)
Payment for business transfer (from a large insurance company)	—	—	(44,000)
Acquisition of Vuram, net of cash acquired	—	—	(144,173)
Acquisition of Optibuy, net of cash acquired	—	—	(24,886)
Acquisition of The Smart cube, net of cash acquired	—	—	(99,680)
Acquisition of Kipi.ai, net of cash acquired	(63,423)	—	—
Proceeds from working capital adjustment on acquisition of Vuram	—	141	—
Proceeds from working capital adjustment on acquisition of Optibuy	—	247	—
Proceeds from working capital adjustment on acquisition of The Smart cube	—	584	—
Payment for property and equipment and intangible assets	(54,117)	(54,283)	(44,951)
Proceeds from sale of property and equipment	20,850	544	567
Investment in fixed deposits	(18,401)	(44,276)	(76,553)
Proceeds from maturity of fixed deposits	21,587	41,764	114,076
Mutual funds sold, net (short-term)	4,113	30,978	74,106
Other investment	(3,300)	—	—
Proceeds from redemption of mutual funds (long-term)	—	—	12,272

Net cash used in investing activities	(92,742)	(24,301)	(233,239)

Cash flows from financing activities
Payment for repurchase of shares	(149,679)	(215,302)	(81,631)
Payment of transaction charges toward exercise of RSUs	—	—	(32)
Proceeds from long-term debt	135,000	—	180,936
Repayment of long-term debt	(46,987)	(37,141)	(8,000)
Contingent consideration paid toward acquisition of Optibuy	—	(2,192)	—
Contingent consideration paid toward acquisition of The Smart Cube	(2,648)	—	—
Transaction charges on cancellation of treasury shares	—	(165)	(55)
Proceeds from short-term borrowings	102,000	107,630	31,708
Repayment of short-term borrowings	(127,000)	(67,278)	(31,418)
Payment of debt issuance cost	(458)	—	(1,155)

Net cash (used in) / provided by financing activities	(89,772)	(214,448)	90,353

Effect of exchange rate changes on cash, cash equivalents and restricted cash*	(4,884)	(5,104)	(15,568)
Net change in cash, cash equivalents and restricted cash	19,763	(43,025)	17,512
Cash, cash equivalents and restricted cash at the beginning of the period/year	94,284	137,309	119,797

Cash, cash equivalents and restricted cash at the end of the period/year	$114,047	94,284	137,309

Supplemental cash flow information:
Cash paid for interest	15,738	12,400	3,221
Cash paid for income taxes	45,767	42,877	35,759
Supplemental disclosure of non-cash investing and financing activities:
(i) Liability toward property and equipment and intangible assets purchased on credit	10,421	2,942	12,373
(ii) Lease liabilities arising from obtaining operating lease right-of-use assets	36,885	23,677	68,957

*	Restricted cash represents funds held for clients.
See accompanying notes

F-
12

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
These consolidated financial statements have been prepared, in compliance with United States generally accepted accounting principles (“US GAAP”).
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
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates that affect the application of accounting policies and the reported amount of assets, liabilities, income, expenses and contingent liability. Actual results may differ from those estimates.
Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future period affected. Significant items subject to such estimates and assumptions include the useful lives of property and equipment, business combinations, intangible assets and goodwill, revenue recognition, allowance for credit losses, valuation allowances for deferred tax assets, current income taxes and unrecognized tax benefits, the valuation of derivative financial instruments, the measurement of lease liabilities and operating lease right-of-use
(“ROU”) assets, measurements of share-based compensation expense, assets and obligations related to employee benefits and other contingencies.

c.	Business combinations
Business combinations are accounted for using the acquisition method of accounting in accordance with Accounting Standard Codification (“ASC”) Topic 805, “Business Combinations.”
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

F-
13

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

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

F-
14

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

F-1
5

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
non-current
investments; otherwise, they are classified as current investments.

ii.	Investments in fixed deposits
Investments in fixed deposits consist of term deposits with original maturities of more than three months with banks.

iii.	Available for sale
Investments classified as available for sale are reported at fair value. Realized gains and losses on available-for-sale investments are included in the consolidated statement of income. Unrealized gains and losses, net of tax, on available-for-sale investments are included in the consolidated balance sheet as a component of accumulated other comprehensive income/(loss).

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
Advances paid toward the acquisition of property and equipment and the cost of property and equipment not ready for use before the reporting date are disclosed as capital work-in-progress.
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

F-1
6

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company’s definite lived intangible assets are amortized over the estimated useful life of the assets on a straight-line basis, as given below.

Asset description	Weighted average amortization period (in months)
Customer contracts	55
Customer relationships	157
Covenant not-to-compete	32
Trade names	120
Technology	94
Software	50
Service mark	Indefinite useful life

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

F-1
7

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

F-1
8

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

p.	Share-based payments
The grant date fair value of share-based payment grants given to employees is recognized as employee cost with a corresponding increase in equity. The Company accounts for equity-settled share-based compensation expense relating to share-based payments using a fair value method in accordance with ASC 718“Compensation-Stock Compensation.” Grants issued by the Company vest in a graded manner. Under the fair value method, the estimated fair value of awards is charged to income over the requisite service period, which is generally the requisite service period of the award, for each separately vesting portion of the award as if the award was, in substance, multiple awards.
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

9

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Revenue for performance obligations that are satisfied over time is recognized in accordance with the methods prescribed for measuring the progress. The input method (cost or efforts expended) has been used to measure progress toward completion as there is a direct relationship between inputs and productivity.
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
Amounts billed or payments received, where revenue recognition criteria have not been met, are recorded as deferred revenue and classified as contract liabilities. These are recognized as revenue when all the recognition criteria have been met. The costs related to the performance of BPM services unrelated to transition services (discussed below) are fulfilment costs classified as contract assets and recognized in the consolidated statement of income when the conditions for revenue recognition have been met. Any upfront payment received toward future services is classified as a contract liability and is recognized in the consolidated statement of income over the period when such services are provided.
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

F-
20

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

F-
21

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

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
Current income tax for the current and prior periods are measured at the amount expected to be recovered from or paid to the taxation authorities based on the taxable profit for the period. The tax rates and tax laws used to compute the amount are those that are enacted by the reporting date and applicable for the period. The Company offsets current tax assets and current tax liabilities where it has a legally enforceable right to set off the recognized amounts and where it intends to settle on a net basis.
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

F-
22

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

F-
23

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

3. New accounting pronouncements
a) not yet adopted by the Company:
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

The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements. The Company will continue to monitor for SEC action, and plan accordingly for adoption.

ii.	In December 2023, FASB issued ASU No. 2023-09, Income Taxes (“ASC Topic 740”), Improvements to Income Tax Disclosures. This ASU:

•	expands disclosures relating to the entity’s income tax rate reconciliation, income taxes paid and certain other disclosures related to income taxes.
The ASU will be effective for annual periods beginning from April 1, 2025.
The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

iii.	In March 2024, FASB issued ASU No. 2024-01, Compensation-Stock Compensation (“ASC Topic 718”). This ASU:

•	clarifies how to evaluate whether profits interest and similar awards given to employees and non-employees are within the scope of share-based payment arrangement under ASC 718.
The ASU will be effective for annual periods beginning from April 1, 2025, including interim periods within those years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

iv.	In March 2024, FASB issued ASU No. 2024-02, Codification Improvements — Amendments to Remove References to the Concepts Statements. This ASU:

•	contains amendments to the ASC that remove references to various FASB Concepts Statements.
The ASU will be effective for annual periods beginning from April 1, 2025, with early adoption permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

v.	In November 2024, FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. This ASU:

•	requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity:

1.
disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (DD&A) (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e).

2.	include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements.

3.	disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.

4.	disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.
This ASU will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
b) adopted by the Company:

i.	In November 2023, FASB issued ASU No. 2023-07, Segment Reporting (“Accounting Standards Codification (“ASC”) Topic 280”): Improvements to Reportable Segment Disclosures. This ASU:

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

The ASU is effective for fiscal years beginning from April 1, 2024, and interim periods within fiscal years beginning from April 1, 2025, with early adoption permitted. The Company has adopted this ASU, the impact of which is reflected in Note 25 – Segment Reporting to the consolidated financial statements.
4. Business Combination

a)	Haukea Holdings Inc.
On March 10, 2025 (“Acquisition date”), the Company acquired all ownership interests of Haukea Holdings Inc. and its subsidiaries (“Kipi.ai”), a leading analytics and AI services provider specializing in advanced data solutions, and an Elite Snowflake Partner. The integration of Kipi.ai’s cutting-edge technology and data science capabilities with Company’s extensive domain expertise is expected to create unparalleled value for Company’s clients across BFSI, MRHP and HCLS SBUs.
The acquisition was for a total consideration of $66,131, subject to adjustments for cash and working capital. Further, deferred earn out of $13,233, subject to continued employment and $5,051, subject to achievement of target revenue earnings before interest, taxes, depreciation, and amortization (“EBITDA”) along with continued employment and is payable over a period of 1 years and 9 months commencing from the acquisition date. The Company has funded the acquisition with cash on hand.
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
During the year ended March 31, 2025, the Company incurred acquisition related costs of $528, which had been included in “general and administrative expenses” in the consolidated statement of income.
The provisional accounting pending allocation under ASC 805, “Business Combinations” is as follows:

Amount
Cash	$2,720
Accounts receivables	3,103
Unbilled revenue	918
Prepaid expense and other current assets	406
Property and equipment	174
Other intangible assets
- Customer relationships	6,746
- Customer contracts	5,761
Deferred tax assets	143
Current liabilities	(3,930)
Non-current liabilities	(440)
Deferred tax liabilities	(3,165)

Net assets acquired	12,436
Less: Purchase consideration	(66,131)

Goodwill on acquisition	$53,695

F-
24

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Goodwill is attributable mainly to expected synergies and assembled workforce arising from the acquisition. Goodwill arising from this acquisition is not expected to be deductible for tax purposes.
The goodwill has been allocated using a relative fair value allocation method to the Company’s reporting segments as follows: to the MRHP segment in the amount of $25,237, to the BFSI segment in the amount of $22,552 and to the HCLS segment in the amount of $5,906.
The acquisition did not materially impact the Company’s financial position, results of operations or cash flows, and therefore, the Company has not provided any supplemental pro forma results.

b)	The Smart Cube Limited
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
) and a contingent consideration of $
15,761
, payable over a period of 2 years and 5 months linked to The Smart Cube’s target revenues and adjusted EBITDA (with certain adjustments) as specified in the acquisition agreement. The fair value of the contingent consideration liability was estimated using Level 3 inputs which included an assumption for discount rate of
4.93
%. The potential undiscounted amount for all future payments that the Company could be required to make under the contingent consideration arrangement is between $
0
and $
17,286
. Further, deferred earn out of $4,913 is payable over a period of 2 years and 5 months commencing from the acquisition date, subject to continued employment. The Company has funded the acquisition primarily with a five year secured term loan.
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
During the year ended March 31, 2025, a contingent consideration of $2,648 was paid by the Company to the sellers upon achievement of the low end of target revenues and adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) (with certain adjustments) as specified in the acquisition agreement related to the first measurement period. The Company changed the fair value of the remaining contingent consideration with an assumption of a discount rate of 6.75%. The change in the fair value of contingent consideration amounting to $13,954 was credited to the consolidated statement of income.
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

F-2
5

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
3,246
.

c)	OptiBuy sp. z.o.o.
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
The acquisition was for a total consideration of Euro
30,192
($
31,756
, based on the exchange rate on December 14, 2022), including working capital adjustments of Euro (280) ($(308), based on the exchange rate on December 14, 2023) and a contingent consideration of Euro
5,800
($
6,103
), payable over a period of 2 years 3 months commencing from the Acquisition date linked to target adjusted EBITDA (with certain adjustments) as specified in the acquisition agreement. The fair value of the contingent consideration liability was estimated using Level 3 inputs which included an assumption for discount rate of
2.90
%. The potential undiscounted amount for all future payments that the Company could be required to make under the contingent consideration arrangement and deferred consideration is between Euro
0
and Euro
6,000
($0 and $
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
During the year ended March 31, 2025, the contingent consideration had an estimated fair value of Nil. The change in the fair value of contingent consideration amounting to $4,374 was credited to consolidated income statement during the year ended March 31, 2025 and the same is not expected to be taxable.
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

F-2
6

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

d)	Payment for business transfer (from a large insurance company)
The Company entered into an agreement with a large insurance company, effective October 18, 2022, under which the Company has acquired the contract and capabilities in the form of licensed resources (organized workforce) including the underlying operational process manuals. The purchase price of the transaction, which was paid with cash on hand, was $
44,000
.
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

F-2
7

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

e)	Vuram Technology Solutions Private Limited
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
The Company paid a total consideration of $
170,347
, including cash and working capital adjustments of $(141) and a contingent consideration of $
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
During the year ended March 31, 2024, the Company received $141 toward working capital adjustments. Upon non achievement of Vuram’s target revenues and adjusted EBITDA (with certain adjustments) as specified in the acquisition agreement accordingly by the seller, the contingent consideration amounting to $21,932 was reversed and credited to consolidated income statement during the year ended March 31, 2024 and the same is not expected to be taxable.
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
10
,
1.5
and 3 years, respectively.

F-2
8

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Goodwill is attributable mainly to expected synergies and assembled workforce arising from the acquisition. Goodwill arising from this acquisition is not expected to be deductible for tax purposes. The goodwill has been allocated using a relative fair value allocation method to each of the Company’s reporting segments as follows: to the BFSI segment in the amount of $
59,805
, to the MRHP segment in the amount of $
43,621
, to the TSLU segment in the amount of $
6,158
and to the HCLS segment in the amount of $
1,130
.

9

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

5. Cash, cash equivalents and restricted cash
The Company considers all highly liquid investments with an initial maturity of up to three months to be cash equivalents. Cash, cash equivalents and restricted cash consist of following:

	As at
	March 31,	March 31,
	2025	2024
Cash and bank balances	$74,649	$72,710
Short-term deposits with banks	32,253	14,721
Funds held for clients - Restricted cash	7,145	6,853

Total	$114,047	$94,284

6. Accounts receivable and unbilled revenue, net
Account receivables and unbilled revenue consist of the following:

	As at
	March 31,	March 31,
	2025	2024
Account receivables and unbilled revenue	$240,818	$233,735
Less: Allowances for ECL	(3,047)	(1,388)

Total	$237,771	$232,347

The movement in the ECL is as follows:

	Year ended March 31,
	2025	2024	2023
Balance at the beginning of the period	$1,388	$1,945	$2,398
Charged to consolidated statement of income	1,845	1,080	439
Write-offs, net of collections	(132)	(1,063)	(402)
Reversals	(109)	(589)	(293)
Translation adjustment	55	15	(197)

Balance at the end of the period	$3,047	$1,388	$1,945

F-
30

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

7. Prepaid expense and other assets
Prepaid expense and other assets consist of the following:

	March 31, 2025	March 31, 2024
Current:
Prepaid expenses	$12,941	$14,183
Service tax and other tax receivables	2,155	2,467
Employee receivables	2,004	1,551
Advances to suppliers	1,864	2,483
Other assets	9,339	8,036

Total	$28,303	$28,720

Non-current:
Service tax and other tax receivables	$25,074	$24,905
Deposits	21,586	17,205
Income tax assets	15,339	13,931
Other assets	6,510	7,512

Total	$68,509	$63,553

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
The following table sets forth details of changes in goodwill by reportable segment of the Company:
Carrying amount

	TSLU	MRHP	HCLS	BFSI	Total
Balance as at April 1, 2023	$14,338	$185,162	$60,942	$93,203	$353,645
Goodwill arising on acquisitions (Refer Note 4(b), 4(c))	—	(478)	(14)	(37)	(529)
Translation adjustments	(320)	4,339	(142)	(643)	3,234

Balance as at March 31, 2024	$14,018	$189,023	$60,786	$92,523	$356,350

Goodwill arising on acquisitions (Refer Note 4(a))	—	25,237	5,906	22,552	53,695

Translation adjustments	(41)	1,312	(354)	(1,375)	(458)

Balance as at March 31, 2025	$13,977	$215,572	$66,338	$113,700	$409,587

Key assumptions on which the Company has based its determination of fair value include:

a)	Estimated cash flows for five years based on management approved internal budgets with extrapolation for the remaining period, wherever such budgets were shorter than five years period.

b)
Terminal value arrived by extrapolating last forecasted year cash flows to perpetuity using long-term growth rates. These long-term growth rates take into consideration external macro-economic sources of data. Such long-term growth rate considered does not exceed that of the relevant business and industry sector.

c)	The discount rates used are based on weighted average cost of capital from a market participant perspective, which are adjusted for specific country risks.

F-
31

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The key assumptions used in performing the impairment test during the year ended March 31, 2025 and March 31,2024, by each reporting units, were as follows:

	Reporting units
	TSLU	MRHP	HCLS	BFSI
Discount rate	13%	13%	13%	13%
Perpetual growth rate	2%	2%	2%	2%

	Reporting units
	TSLU	MRHP	HCLS	BFSI
Discount rate	13.4%	13.1%	13.1%	13.3%
Perpetual growth rate	2.0%	2.0%	2.0%	2.0%
The assumptions used were based on the Company’s management approved internal budgets. The Company projected revenue, operating margins and cash flows for a period of five years and applied a perpetual long-term growth rate thereafter.
In arriving at its forecasts, the Company considered past experience, economic trends and inflation as well as industry and market trends. The projections also took into account factors such as the expected impact from new client wins and expansion from existing client’s businesses and efficiency initiatives, and the maturity of the markets in which each business operates.
Based on the above, no impairment was identified during the year ended March 31, 2025, as the fair value of reporting units exceeded the carrying value.
An analysis of the calculation’s sensitivity to a change in the key parameters (revenue growth, operating margin, discount rate and perpetual growth rate) did not identify any probable scenarios where the reporting units fair value would fall below its carrying amount.

F-
32

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

9. Other intangible assets, net
Information regarding the Company’s intangible assets is set forth below:

	As at March 31, 2025
	Gross carrying amount	Accumulated amortization and impairment	Net carrying amount
Finite-lived intangible assets:
Customer contracts	$199,713	$172,681	$27,032
Customer relationships	200,748	137,596	63,152
Intellectual property and other rights	4,244	4,244	—
Software	90,645	59,881	30,764
Technology	5,823	5,823	—
Leasehold benefits	1,835	1,835	—
Trade names	636	629	7
Covenant not-to-compete	15,878	14,595	1,283

	$519,522	$397,284	$122,238
Indefinite-lived intangible assets:
Service mark	400	—	400

Total intangible assets	$519,922	$397,284	$122,638

	As at March 31, 2024
	Gross carrying amount	Accumulated amortization and impairment	Net carrying amount
Finite-lived intangible assets:
Customer contracts	$195,347	$167,095	$28,252
Customer relationships	194,243	128,615	65,628
Intellectual property and other rights	4,153	4,153	—
Software	77,201	51,217	25,984
Technology	5,847	5,266	581
Leasehold benefits	1,835	1,835	—
Trade names	639	630	9
Covenant not-to-compete	15,979	12,464	3,515

	$495,244	$371,275	$123,969
Indefinite-lived intangible assets:
Service mark	400	—	400

Total intangible assets	$495,644	$371,275	$124,369

The amortization and impairment expense recognized in the consolidated statements of income was as follows:

	Year ended March 31,
	2025	2024	2023
Amortization expense	$28,472	$33,046	$23,646

	$28,472	$33,046	$23,646

F-
33

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Estimated amortization expense related to finite-lived intangible assets as at March 31, 2025 is set out below:

Amount
2026	$33,835
2027	25,526
2028	20,798
2029	14,343
2030	9,987
Thereafter	17,749

$122,238

Impairment of intangible assets
As at March 31, 2025, the Company performed an assessment to determine whether events or circumstances exist that may lead to a determination that the related carrying amounts may not be recoverable. There are no such events or circumstances as at March 31, 2025.
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
The fair value of the customer relationship intangible asset was determined using Level 3 inputs through an income approach which includes assumptions for discount rate of
11.5
%. The fair value of the intangible asset was amounting to $
1,450
. This resulted in impairment charge of $
30,882
, which was recorded in operating expenses in the Consolidated Statement of Income, related to HCLS segment.

F-
34

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

10. Property and equipment
Property and equipment consists of the following:

	As at
	March 31, 2025	March 31, 2024
Owned Assets:
Buildings	$—	$9,236
Computers and software	95,196	90,477
Furniture, fixtures and office equipment	100,782	94,400
Vehicles	914	1,012
Leasehold improvements	96,677	89,408
Capital work-in-progress	8,350	2,863

	$301,919	$287,396
Less: Accumulated depreciation	221,108	213,656

Property and equipment, net	$80,811	$73,740

The depreciation recognized in the consolidated statements of income was as follows:

	Year ended March 31,
	2025	2024	2023
Depreciation expense	$28,139	$25,048	$21,287

	$28,139	$25,048	$21,287

During the year ended March 31, 2025 and 2024, there were no material changes in estimated useful lives of property and equipment during the ordinary course of operations.
As at March 31, 2025, the Company performed an assessment to determine whether events or circumstances exist that may lead to a determination that the related carrying amounts may not be recoverable. There are no such events or circumstances as at March 31, 2025.

F-3
5

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

11. Leases
Supplemental balance sheet information
The
following
table sets forth the details of the operating lease liabilities:

	As at
	March 31, 2025	March 31, 2024
Operating lease
Operating lease right-of-use-asset	$186,835	$181,388
Operating lease liabilities – Current	$28,139	$28,826
Operating lease liabilities - Non current	166,318	161,054

Total operating lease liabilities	$194,457	$189,880

The components of lease cost for operating leases for year ended March 31, 2025 and 2024 are summarized below:

	Year ended March 31,
	2025	2024	2023
Operating lease cost	$45,326	$44,282	$40,451
Short-term lease cost	809	533	755
Variable lease cost	3,487	2,885	1,902

Total lease cost	$49,622	$47,700	$43,108

Other information relating to operating lease is summarized below:

	Year ended March 31,
	2025	2024	2023
Cash payments for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$44,825	$42,242	$36,285
Right-of-use asset obtained in exchange of lease liabilities-net	36,885	23,677	68,957
Weighted average remaining lease term (in years)	7.15	6.93	7.41
Weighted average discount rate	10.22	8.54	11.96
The Company continued to evaluate its delivery center and office facility leases to determine where it can exit or consolidate its use, as a result the Company entered and surrendered certain operating leases resulting in increase of its lease liabilities by $
46,987
and $
25,707
and a decrease of its lease liabilities by $
10,102
and $
2,030
during the year ended March 31, 2025 and March 31, 2024 with a corresponding adjustment to ROU assets.
As at March 31, 2025 and March 31, 2024 we have additional operating leases, primarily for delivery centers, that have not yet commenced of $
76,638
and $
52,292
. These operating leases will commence between fiscal year 2025 and fiscal year 2026 with lease terms of
5
years to
20
years.

F-3
6

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The table below reconciles the undiscounted cash flows for the Company’s operating leases as at March 31, 2025 to the operating lease liabilities recorded on the Company’s consolidated balance sheets:

Period range	Operating lease
2026	$44,351
2027	39,397
2028	38,628
2029	31,659
2030	27,125
Thereafter	92,403

Total lease payments	$273,563

Less: imputed interest	$79,106

Total operating lease liabilities	$194,457

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

F-3
7

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

12. Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss) (“AOCI”) consists of actuarial gain/(loss) on retirement benefits and cumulative translation adjustments. In addition, the Company enters into forward and option contracts, which are designated as cash flow hedges, in accordance with ASC Topic 815, Derivatives and Hedging. Cumulative changes in the fair values of cash flow hedges are recognized in AOCI on the Company’s consolidated balance sheets. The fair value changes are reclassified from AOCI to consolidated statements of income upon settlement of foreign currency forward and option contracts designated as cash flow hedges of a forecast transaction. The following table sets forth the changes in AOCI during the year ended March 31, 2025, 2024 and 2023.

	Currency translation adjustments	Unrealized gain/(loss) on cash flow hedges	Retirement benefits	Total
Balance as at April 1, 2022	$(190,701)	$2,135	$(1,087)	$(189,653)
(Losses)/Gains recognized during the period	(55,869)	(12,385)	(501)	(68,755)
Reclassification to net income	—	2,185	(130)	2,055
Income tax effects	—	4,344	(109)	4,235

Accumulated other comprehensive loss as at March 31, 2023	$(246,570)	$(3,721)	$(1,827)	$(252,118)
(Losses)/Gains recognized during the period	(10,408)	513	(2,180)	(12,075)
Reclassification to net income	—	4,967	16	4,983
Income tax effects	—	(1,800)	452	(1,348)

Accumulated other comprehensive loss as at March 31, 2024	$(256,978)	$(41)	$(3,539)	$(260,558)

(Losses)/Gains recognized during the period	(8,873)	(3,171)	124	(11,920)

Reclassification to net income	—	4,014	407	4,421

Income tax effects	—	(16)	(46)	(62)

Accumulated other comprehensive loss as at March 31, 2025	$(265,851)	$786	$(3,054)	$(268,119)

F-3
8

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

13. Loans and borrowings
Long-term debt
The long-term loans and borrowings consist of the following:

		Final maturity (financial year)	As at
Currency	Interest rate		March 31, 2025	March 31, 2024
US dollars	SOFR + 1.20%	2028	40,000	$56,000
US dollars	SOFR + 1.15%	2030	90,000	—
Sterling Pound	SONIA + 1.25%	2028	64,334	83,830
US dollars	SOFR + 1.25%	2028	35,000	—

Total			229,334	139,830
Less: Debt issuance cost			(866)	(626)
Total			228,468	139,204

Current portion of long-term debt			$68,680	$36,675
Long-term debt			$159,788	$102,529
In July 2022, the Company obtained a term loan facility of $
80,000
from The Hongkong and Shanghai Banking Corporation Limited, Hong Kong and Citibank N.A., Hong Kong Branch for general corporate purposes. The loan bears interest at a rate equivalent to the secured overnight financing rate (“SOFR”) plus a margin of
1.20
% per annum. The Company has pledged its shares of WNS (Mauritius) Limited as security for the loan. The facility agreement for the term loan contains certain financial covenants as defined in the facility agreement. This term loan is repayable in 10 semi-annual instalments of $
8,000
each. On January 9, 2023, July 11, 2023, January 11, 2024, July 11, 2024 and January 14, 2025 the Company made a scheduled repayment of $
8,000
each. As at March 31, 2025, the Company had complied with the financial covenants in all material respects in relation to this loan facility.
In December 2022, the Company obtained a term loan facility of £
83,000
($
107,224
based on the exchange rate on March 31, 2025) from The Hongkong and Shanghai Banking Corporation Limited, Hong Kong and Citibank N.A., UK Branch to acquire The Smart Cube. The loan bears interest at a rate equivalent to the Sterling overnight index average (“SONIA”) plus a margin of 1.25% per annum. The Company has pledged its shares of WNS (Mauritius) Limited as security for the loan. The facility agreement for the term loan contains certain financial covenants as defined in the facility agreement. This term loan is repayable in 10 semi-annual instalments of £8,300 each. On June 16, 2023, December 18, 2023, June 18, 2024 and December 19, 2024 the Company made a scheduled repayment of £8,300 each. As at March 31, 2025, the Company had complied with the financial covenants in all material.
In June 2024, the Company obtained a term loan facility of $100,000 from The Hongkong and Shanghai Banking Corporation Limited, Singapore Branch and JP Morgan Chase Bank N.A., Singapore Branch for general corporate purposes. The loan bears interest at a rate equivalent to the secured overnight financing rate (“SOFR”) plus a margin of 1.15% per annum. The Company has pledged its shares of WNS (Mauritius) Limited as security for the loan. The facility agreement for the term loan contains certain financial covenants as defined in the facility agreement. This term loan is repayable in
10
semi-annual instalments of $
10,000
each. On December 9, 2024 the Company made a scheduled repayment of $
10,000
. As at March 31, 2025, the Company had complied with the financial covenants in all material respects in relation to this loan facility.
In March 2025, WNS North America Inc. obtained $35,000 three-year term loan facility from HSBC Bank USA, N.A. for general corporate purpose. The loan bears interest at a rate equivalent to the one-month Term Secured overnight financing rate (“SOFR”) plus a margin of 1.25% per annum. The Company has pledged its shares of WNS (Mauritius) Limited as security for the loan. The facility agreement for the term loan contains certain financial covenants as defined in the facility agreement. This term loan is repayable in 6 semi-annual instalments of $5,833 each. As at March 31, 2025, the Company had complied with the financial covenants in all material respects in relation to this loan facility.
Expected
payments for all of the Company’s long term-debt as at March 31, 2025 is as follows:

Amount
2026	$69,112
2027	69,112
2028	61,110
2029	20,000
2030	10,000

Total	$229,334

9

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Short-term lines of credit
The Company’s Indian subsidiary, WNS Global Services Private Limited (“WNS Global”), has unsecured lines of credit with banks amounting to $
63,059
(based on the exchange rate on March 31, 2025). The Company has established a line of credit in the UK amounting to $
18,086
(based on the exchange rate on March 31, 2025). The Company has established a line of credit in North America amounting to $
40,000
. The Company has also established a line of credit in the Philippines amounting to $
15,000
. Further, the Company has also established a line of credit in South Africa amounting to $
1,638
(based on the exchange rate March 31, 2025).
As at March 31, 2025, WNS North America has utilized $15,000 of its lines of credit. The loan bears interest at a rate equivalent to the one month Term SOFR plus a margin of 1.60% per annum.
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
The assets and liabilities measured at fair value on a recurring basis as at March 31, 2025 are as follows:

		Fair value measurement at reporting date using
Description	March 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$15,924	$—	$15,924	$—
Investments in mutual funds & Bonds	149,227	148,905	322	—
Investments Others	3,300	—	—	3,300

Total assets	$168,451	148,905	16,246	3,300

Liabilities
Foreign exchange contracts	$6,826	$—	$6,826	$—
Contingent consideration	482	—	—	482
Others	2,624			2,624

Total liabilities	$9,932	$—	$6,826	$3,106

F-
40

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Description of significant unobservable inputs to Level 3 valuation
The fair value of the contingent consideration liability for The Smart Cube and OptiBuy was estimated using a probability weighted method and achievement of target revenues and adjusted EBITDA (with certain adjustments) with a discount rate of
4.93
% and
2.90
% respectively. One percentage point change in the unobservable inputs used in fair valuation of the contingent consideration does not have a significant impact on its value.
During the year ended March 31, 2024, there was a change in the fair value of contingent consideration liability for The Smart Cube with a discount rate of
6.45
%.
The fair value is estimated using the discounted cash flow approach, which involves assumptions and judgments regarding risk characteristics of the instruments, discount rates, future cash flows, foreign exchange spot, forward premium rates and market rates of interest.
The movement in contingent consideration categorized under Level 3 fair value measurement is given below:

	As at
	March 31, 2025	March 31, 2024
Balance at the beginning of the Period	$20,510	$42,256
Interest expense recognized in the consolidated statement of income	735	1,044
Payouts	(2,648)	—
Gain recognized in the consolidated statement of income (Refer Note 4(b), 4(c), 4(e))	(18,328)	(22,470)
Translation	213	(320)

Balance at the end of the period	$482	$20,510

During the year ended March 31, 2025 and March 31, 2024, there were no transfers between Level 1 and Level 2 fair value measurements, and no transfers into and out of Level 3 fair value measurements.

F-
41

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table presents the notional values of outstanding foreign exchange forward contracts and foreign exchange option contracts:

	As at
	March 31, 2025	March 31, 2024
Forward contracts (Sell)
In US dollars	$582,992	$444,560
In Pound Sterling	179,465	130,248
In Euro	39,629	38,201
In Australian dollars	56,354	36,202
Others	28,514	22,589

	$886,954	$671,800

Option contracts (Sell)
In US dollars	$328,459	$297,823
In Pound Sterling	134,128	116,356
In Euro	41,010	45,822
In Australian dollars	58,322	41,114

	$561,919	$501,115

F-
42

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The following table sets forth the fair value of the of foreign exchange forward contracts and foreign exchange option contracts and their location on the consolidated balance sheets:

	Derivatives in cash flow hedging relationships		Derivatives not designated as hedging instruments
	As at		As at
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Assets:
Derivative assets	$9,473	$7,201	$6,451	$560
Liabilities:
Derivative liabilities	5,390	3,373	1,436	1,153

	$4,083	$3,828	$5,015	$(593)

The amount of gain/ (loss) reclassified from other comprehensive income into consolidated statement of income in respective line items for the year ended March 31, 2025, and 2024 are as follows:

	Year ended March 31,
	2025	2024	2023
Revenue	$(3,691)	$(4,967)	$(2,185)
Foreign exchange loss, net	(323)	—	—
Income tax related to amounts reclassified into consolidated statement of income	553	1,214	(1,432)

Total	$(3,461)	$(3,753)	$(3,617)

The following table sets forth the effect of foreign exchange forward contracts and foreign exchange option contracts on AOCI and the consolidated statement of income:

	Year ended March 31,
Derivative financial instruments:	2025	2024	2023
Unrealized gain/(loss) recognized in OCI
Derivatives in cash flow hedging relationships	$2,187	$1,291	$(4,191)

(Loss)/Gain recognized in consolidated statements of income
Derivatives not designated as hedging instruments	(2,551)	(4,415)	(8,919)

	$(364)	$(3,124)	$(13,110)

As at March 31, 2025, a gain amounting to $
766
net, excluding tax effects, included in AOCI, on account of cash flow hedges in relation to forward and option contracts entered is expected to be reclassified from other comprehensive income into the consolidated statement of income over a period of 12 months. As at March 31, 2025, the maximum outstanding term of the cash flow hedges was approximately 24 months.
Due to the discontinuation of cash flow hedge accounting on account of non-occurrence
of original forecasted transactions by the end of the originally specified time period, the Company recognized in the consolidated statement of income a loss of $
323
and a gain of
Nil
for year ended March 31, 2025 and 2024, respectively.
For the financial assets and liabilities subject to offsetting or similar arrangements, each agreement between the Company and the counterparty allows for net settlement of the relevant financial assets and liabilities when both elect to settle on a net basis. In the absence of such an election, financial assets and liabilities will be settled on a gross basis.

F-
43

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Financial
assets
and liabilities subject to offsetting, enforceable master netting arrangements or similar agreements as at March 31, 2025 are as follows:

Description of types of financial assets	Gross amounts of recognized financial assets	Gross amounts of recognized financial liabilities offset in the statement of financial position	Net amounts of financial assets presented in the statement of financial position	Related amount not set off in financial instruments		Net Amount
				Financial Instruments	Cash collateral received
Derivative assets	$15,924	$—	$15,924	$(6,172)	$—	$9,752

Total	$15,924	$—	$15,924	$(6,172)	$—	$9,752

Description of types of financial liabilities	Gross amounts of recognized financial liabilities	Gross amounts of recognized financial assets offset in the statement of financial position	Net amounts of financial liabilities presented in the statement of financial position	Related amount not set off in financial instruments		Net Amount
				Financial instruments	Cash collateral pledged
Derivative liabilities	$6,826	$—	$6,826	$(6,172)	$—	$654

Total	$6,826	$—	$6,826	$(6,172)	$—	$654

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

F-
44

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

16. Pension and other employee obligations
Pension and other employee obligations consist of the following:

	As at
	March 31, 2025	March 31, 2024
Current:
Salaries and bonus	$89,375	$93,764
Pension	7,383	944
Withholding taxes on salary and statutory payables	11,463	10,644

Total	$108,221	$105,352

Non-current:
Pension and other obligations	$24,807	$24,642

Total	$24,807	$24,642

Employee benefit costs consist of the following:

	Year ended March 31,
	2025	2024	2023
Salaries and bonus	$737,390	$757,442	$691,609
Employee benefit plans:
Defined contribution plan	20,489	19,195	16,916
Defined benefit plan	3,734	3,012	2,552
Share-based compensation expense (Refer Note 22)	37,542	51,683	49,733

Total	$799,155	$831,332	$760,810

F-4
5

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Employee benefit costs is recognized in the following line items in the consolidated statement of income:

	Year ended March 31,
	2025	2024	2023
Cost of revenue	$606,733	$627,942	$578,262
Selling and marketing expenses	63,945	62,099	51,665
General and administrative expenses	128,477	141,291	130,883

Total	$799,155	$831,332	$760,810

Defined contribution plan
The Company’s contributions to defined contribution plans are as follows:

	Year ended March 31,
	2025	2024	2023
India	$14,076	$12,858	$12,037
United States	2,544	2,749	2,261
United Kingdom	1,713	1,835	1,170
South Africa	1,133	975	806
Sri Lanka	597	506	405
Philippines	426	272	237

Total	$20,489	$19,195	$16,916

F-4
6

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Defined benefit plan
The components of net periodic cost recognized in consolidated statements of income are as follows:

	Year ended March 31,
	2025	2024	2023
Service cost	$3,734	$3,012	$2,552
Interest cost	1,593	1,342	1,025
Expected return on plan assets	(201)	(202)	(131)
Amortization of prior service credit	(27)	(23)	—
Amortization of actuarial loss/(gain), gross of tax	434	38	(136)

Net gratuity cost	$5,533	$4,167	$3,310

Components of retirement benefits in accumulated other comprehensive income (loss) as at March 31, 2025, March 31, 2024 and March 31, 2023 are as follows:

	As at
	March 31, 2025	March 31, 2024	March 31, 2023
Net actuarial Loss	$4,253	$4,698	$2,556
Net prior service credit	(156)	(71)	(92)

Accumulated Other comprehensive loss, excluding tax effects	$4,097	$4,627	$2,464

The following table sets forth the funded status of the Company’s defined benefit plans and the amounts recognized in the Company’s financial statements based on actuarial valuations carried out as at March 31, 2025 and March 31, 2024.

	March 31, 2025	March 31, 2024
Change in projected benefit obligations
Obligation at beginning of the period	$23,305	$19,447
Business Combinations	446	—
Foreign currency translation	(557)	(253)
Service cost	3,734	3,012
Interest cos t	1,593	1,342
Benefits paid	(3,172)	(2,396)
Plan Amendments	(116)	(17)
Actuarial loss	0	2,170

Benefit obligation at end of the period	$25,233	$23,305

Change in plan assets
Plan assets at beginning of the period	$2,712	$2,728
Foreign currency translation	(65)	(40)
Actual return on plan assets	208	182
Actual contributions	2,432	1,957
Benefits paid	(2,716)	(2,115)

Plan assets at end of the period	$2,571	$2,712

Unfunded status at the end of the period	$22,662	$20,593

Unfunded amounts recognized in consolidated Balance sheets
Current liability	$1,418	$944
Non-current liability	21,244	19,649

Total accrued liability	$22,662	$20,593

Accumulated benefit obligation	$17,871	$15,680

F-4
7

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Net amount recognized relating to the Company’s India plan, the Philippines plan, Sri Lanka plan, and the Dubai plan was $
21,861
, $
19
, $
693
and $
89
as at March 31, 2025 and was $
19,705
, $
92
, $
688
and $
108
as at March 31, 2024, respectively.
The weighted average actuarial assumptions used to determine benefit obligations and net gratuity cost were:

	Year ended March 31,
	2025	2024	2023
Discount rate:
India	6.6%	7.3%	7.4%
Philippines	5.8%	6.0%	5.9%
Sri Lanka	9.9%	12.5%	32.4%
Dubai	5.1%	5.3%	—
Rate of increase in compensation level	4% to 12%	5.0% to 14%	7.0% to 14.0%
Expected rate of return on plan assets	7.5%	7.3%	7.4%
The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are based on current market yields on government securities adjusted for a suitable risk premium to reflect the additional risk for high quality corporate bonds.
Plan assets are generally exposed to risk including market, interest and operating risk. Since the Company’s plan assets are managed by third party fund administrators, the contributions made by the Company are pooled with the corpus of the funds managed by such fund administrators and invested in accordance with regulatory guidelines. The Company’s funding policy is to contribute to the plan amounts necessary on an actuarial basis to, at a minimum, satisfy the minimum funding requirements. Additional discretionary contributions above the minimum funding requirement can be made and are generally based on adjustment for any over or under funding. Accordingly, the data related to the fair value of the assets for the various categories of plan asset held and classification of level of fair value under ASC
820-10-“Fair
Value Measurements and Disclosure” specific to fund contributed by the Company is not available.
As at March 31, 2025, $
1,135
and $ $
1,436
($
1,351
and $
1,360
as at March 31, 2024) of the plan assets are invested with LIC and ALICPL, respectively. Of the funds invested with LIC, approximately
40
% and
60
% of the funds are invested in unquoted government securities and money market instruments, respectively. Of the funds invested with ALICPL, approximately
80
% and
20
% are invested in unquoted government securities and money market instruments, respectively.
The expected benefits are based on the same assumptions used to measure the Company’s defined benefit obligations as at March 31, 2025. The Company expects to contribute $
3,890
to defined benefit plan for the year ending March 31, 2025. The maturity analysis of the Company’s defined benefit payments is as follows:

Amount
2026	3,890
2027	3,580
2028	3,570
2029	3,347
2030	3,102
Thereafter	12,021

$29,510

F-4
8

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

17. Other liabilities
Other liabilities consist of the following:

	As at
	March 31, 2025	March 31, 2024
Current:
Withholding taxes and value added tax payables	$7,552	$7,670
Contingent consideration (Refer Note 4(b) & 4(c))	482	6,730
Other liabilities	4,020	5,452

Total	$12,054	$19,852

Non-current:
Contingent consideration (Refer Note 4(b) & 4(c))	$—	$13,780
Other liabilities	74	117

Total	$74	$13,897

18. Share capital
As at March 31, 2025, the authorized share capital was £6,100 divided into 60,000,000 ordinary shares of 10 pence each and 1,000,000 preferred shares of 10 pence each. The Company had 46,396,722 ordinary shares outstanding (excluding 2,800,000 treasury shares) as at March 31, 202
5
. There were no preferred shares outstanding as at March 31, 2025.
As at March 31, 2024, the authorized share capital was £6,100 divided into 60,000,000 ordinary shares of 10 pence each and 1,000,000 preferred shares of 10 pence each. The Company had 45,684,145 ordinary shares outstanding as at March 31, 2024. There were no preferred shares outstanding as at March 31, 2024.
Treasury shares
During the year ended March 31, 2025, the shareholders of the Company approved two share repurchase programs, (i) up to
 1,100,000
ordinary shares
, effective from May 30,
2
024 to March 31, 2025 (both days inclusive), subject to a minimum and maximum price and an aggregate limit on the number of ordinary shares to be purchased as approved by the shareholders; and (ii) up to

3,000,000
ordinary shares, effective from May 30,
2
024 to November 29, 2025 (both days inclusive), subject to a minimum and maximum price and an aggregate limit on the number of ordinary shares to be purchased as approved by the shareholders. The Company is not obligated under the repurchase program to repurchase a specific number of ordinary shares, and the repurchase program may be suspended at any time at the Company’s discretion. The Company may fund the repurchases with internal or external sources.
During
the year ended March 31, 2025, the Company purchased 2,800,000 ordinary shares in the open market for a total consideration of $149,679 (including transaction costs of $28) under the above-mentioned share repurchase program. The Company funded the repurchases under the repurchase program with cash on hand.

9

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

19. Revenue
Disaggregation of revenue
In the following tables, revenue is disaggregated by service type, major industries serviced, contract type and geography.
Revenue by service type

	Year ended March 31,
	2025	2024	2023
Industry-specific	$572,634	$539,461	$451,829
Finance and accounting	263,169	284,539	281,826
Customer experience services	243,630	267,115	237,558
Research and analytics	167,580	163,529	131,694
Others	67,929	68,721	121,355

Total	$1,314,942	$1,323,365	$1,224,262

Revenue by industry

	Year ended March 31,
	2025	2024	2023
Insurance	$394,800	$361,178	$328,593
Diversified businesses including manufacturing, retail, CPG, media and entertainment, and telecom	178,547	189,634	179,546
Travel and leisure	165,948	213,636	207,429
Healthcare	145,811	177,739	192,498
Banking and financial services	127,716	106,665	82,600
Shipping and logistics	105,401	100,874	92,762
Utilities	98,523	78,347	60,084
Hi-tech and professional services	98,196	95,292	80,750

Total	$1,314,942	$1,323,365	$1,224,262

Revenue by contract type

	Year ended March 31,
	2025	2024	2023
Full-time-equivalent	$966,205	$942,273	$829,330
Transaction	200,802	189,651	181,177
Fixed price	89,166	67,600	67,640
Subscription	24,822	67,871	94,173
Others	33,947	55,970	51,942

Total	$1,314,942	$1,323,365	$1,224,262

F-
50

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Revenue by geography
Refer Note 25 — External revenue.

F-
51

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Contract balances
Contract assets
The movement in contract assets during the year ended March 31, 2025 is as follows:

	As at March 31, 2025
	Sales Commission	Transition activities	Upfront payment / Others	Total
Opening balance	$11,227	$44,137	$9,434	$64,798
Additions during the period	5,772	11,578	8,878	26,228
Amortization during the period	(3,269)	(7,493)	(5,927)	(16,689)
Impairment loss recognized during the period	(212)	—	—	(212)
Translation adjustments	33	(412)	110	(269)

Closing balance	$13,551	$47,810	$12,495	$73,856

The movement in contract assets during the year ended March 31, 2024 is as follows:

	As at March 31, 2024
	Sales Commission	Transition activities	Upfront payment / Others	Total
Opening balance	$13,415	$41,905	$11,922	$67,242
Additions during the period	1,249	10,178	7,199	18,626
Amortization during the period	(2,856)	(7,657)	(9,820)	(20,333)
Impairment loss recognized during the period	(655)	—	—	(655)
Translation adjustments	74	(289)	133	(82)

Closing balance	$11,227	$44,137	$9,434	$64,798

Contract liabilities
Contract liabilities consist of the following:

	As at
	March 31, 2025	March 31, 2024
Current:
Payments in advance of services	$8,907	$6,215
Advance billings	6,856	6,659
Others	61	28

Total	$15,824	$12,902

Non-current:
Payments in advance of services	$15,323	$11,495
Advance billings	3,469	1,104
Others	27	26

Total	$18,819	$12,625

F-
52

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Revenue recognized during the year ended March 31, 2025 and March 31, 2024, which was included in the contract liabilities balance at the beginning of the respective periods, is as follows:

	Year ended March 31,
	2025	2024
Payments in advance of services	$6,295	$8,952
Advance billings	6,591	5,404
Others	48	328

Total	$12,934	$14,684

The estimated revenue expected to be recognized in the future relating to remaining performance obligations as at March 31, 2025 and March 31, 2024 is as follows:

	As at March 31, 2025
	Less than 1 Year	1-2 years	2-5 years	More than 5 years	Total
Transaction price allocated to remaining performance obligations	$1,668	$612	$101	$—	$2,381

	As at March 31, 2024
	Less than 1 Year	1-2 years	2-5 years	More than 5 years	Total
Transaction price allocated to remaining performance obligations	$1,149	$1,015	$291	$—	$2,455
The Company does not disclose the value of unsatisfied performance obligations for:

(i)	contracts with an original expected length of one year or less; and

(ii)	contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.

F-
53

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

20. Interest expense
Interest expense consists of the following:

	Year ended March 31,
	2025	2024	2023
Interest expense	$16,907	$13,931	$5,512
Others	1,593	1,345	1,066

Total	$18,500	$15,276	$6,578

21. Other income, net
Other income, net consists of the following:

	Year ended March 31,
	2025	2024	2023
Net gain arising on financial assets	$10,532	$10,507	$7,991
Interest income	2,400	3,433	5,253
Changes in FV of contingent consideration	18,328	22,470	—
Others, net	19,205	2,945	2,661

Total	$50,465	$39,355	$15,905

F-
54

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

22. Share-based payments
The Company has two share-based incentive plans: the 2006 Incentive Award Plan adopted on June 1, 2006, as amended and restated in February 2009, September 2011 and September 2013 (which has expired) the “2006 Incentive Award Plan”, and the 2016 Incentive Award Plan effective from September 27, 2016, as amended and restated in September 2018, September 2020 and July 2021 (the “2016 Incentive Award Plan”) (collectively referred to as the “Plans”). All the Plans are equity settled. Under the Plans, RSUs may be granted to eligible participants. RSUs have a graded requisite service period of up to four years. The Company settles employee RSU exercises with newly issued ordinary shares. As at March 31, 2025, the Company had 1,080,450 ordinary shares available for future grants.
Share-based compensation expense during the year ended March 31, 2025 and 2024 is as follows:

	Year ended March 31,
	2025	2024	2023
Share-based compensation expense recorded in:
Cost of revenue	$3,107	$10,049	$8,057
Selling and marketing expenses	3,791	7,044	6,411
General and administrative expenses	30,644	34,590	35,265

Total share-based compensation expense	$37,542	$51,683	$49,733

Income tax benefit (including excess tax benefit) related to share-based compensation expense	7,557	8,894	13,205
During the year ended March 31, 2025, the Company modified the terms of certain unvested RSUs to vest immediately, which would have lapsed on account of non-achievement
of market and
non-market
conditions. The Company identified it as Type III modification and the incremental compensation cost amounted to $
1,899
was

recognized immediately in the consolidated statement of income.
Upon exercise of RSUs, the Company issued
712,577
and
623,328
ordinary shares during the year ended March 31, 2025 and 2024, respectively.
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

	Shares	Weighted average fair value	Aggregate intrinsic value
Outstanding as at March 31, 2023	1,032,718	$63.38	$96,218
Granted	405,709	80.50
Exercised	(306,701)	61.30
Forfeited	(34,739)	81.56

Outstanding as at March 31, 2024	1,096,987	$69.73	$55,436
Granted	385,187	52.24
Exercised	(403,848)	66.24
Forfeited	(54,324)	78.84

Outstanding as at March 31, 2025	1,024,002	63.17	62,966
RSUs exercisable	525,197	$64.93	$32,294
RSUs expected to vest	451,223	$63.17	$27,746
The fair value of RSUs is generally the market price of the Company’s shares on the date of grant. As at March 31, 2025, there was $12,467 of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted average period of 2.6 years. To the extent the actual forfeiture rate is different than what the Company has anticipated, share-based compensation expense related to these RSUs will be different from the Company’s expectations.

F-5
5

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The weighted average grant date fair value of RSUs granted during the year ended March 31, 2025, 2024 and 2023 was $52.24 per ordinary share, $80.50 and $83.70, per ADS, respectively. The aggregate intrinsic value of RSUs exercised during the year ended March 31, 2025, 2024 and 2023 was $22,954, $20,204 and $21,438, respectively. The total grant date fair value of RSUs vested during the year ended March 31, 2025, 2024 and 2023 was $25,984, $25,170 and $21,484, respectively. The weighted average share price of RSUs exercised during the year ended March 31, 2025, 2024 and 2023 was $56.84, $65.88 and $84.01, respectively.

(ii)
The 2006 Incentive Award Plan and the 2016 Incentive Award Plan also allow for the grant of RSUs based on the market price of the Company’s shares achieving a specified target over a period of time. The fair value of market-based share awards is determined using Monte-Carlo simulation.

Movements
in the number of RSUs dependent on market perf
orm
ance condition outstanding under the 2006 Incentive Award Plan and the 2016 Incentive Award Plan and their related weighted average fair values are as follows:

	Shares	Weighted average fair value	Aggregate intrinsic value
Outstanding as at March 31, 2023	$58,639	$14.30	$5,463
Exercised	(58,639)	$14.30	$—

Outstanding as at March 31, 2024	—	—	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding as at March 31, 2025	—	—	—
RSUs exercisable	—	—	—
RSUs expected to vest	—	—	—
The aggregate intrinsic value of RSUs exercised during the year ended March 31, 2025, 2024 and 2023 was $Nil, $3,755 and $69, respectively. The weighted average share price of RSU exercised during the year ended March 31, 2025, 2024 and 2023 was $Nil, $64.04 and $90.98, respectively.

F-5
6

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

(iii)	RSUs related to total shareholder’s return (“TSR”)
Movements
in the number of RSUs linked to the TSR condition outstanding under the 2016 Incentive Award Plan and their related weighted average fair values are as follows:

	Shares	Weighted average fair value	Aggregate intrinsic value
Outstanding as at March 31, 2023	790,508	$56.32	$73,652
Granted	117,747	87.03
Exercised	(113,631)	45.82
Forfeited	(16,906)	65.25

Outstanding as at March 31, 2024	777,718	$62.15	$39,307
Granted	180,563	41.10
Exercised	(53,861)	40.34
Forfeited	(18,676)	77.48
Lapsed	(65,450)	78.80

Outstanding as at March 31, 2025	820,294	57.51	50,440
RSUs exercisable	449,296	$52.45	$27,627
RSUs expected to vest	345,352	$57.51	$21,236
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
The fair value of these RSUs is determined using Monte-Carlo simulation. The weighted average grant date fair value of RSUs granted during the year ended March 31, 2025, 2024 and 2023 was $41.10 per ordinary share, $87.03 and $79.00 per ADS, respectively. The stock compensation expense charged during the year ended March 31, 2025 was $4,330 (March 31, 2024: $5,196). As at March 31, 2025, there was $4,603 of unrecognized compensation cost related to these RSUs. This amount is expected to be recognized over a weighted average period of 2.2 years. The total grant date fair value of these RSUs vested during the year ended March 31, 2025, 2024 and 2023 was $5,352, $9,352 and $9,395, respectively.
The aggregate intrinsic value of RSUs exercised during the year ended March 31, 2025, 2024 and 2023 was $3,146, $7,812, and $14,448, respectively. The weighted average share price of RSU exercised during the year ended March 31, 2025, 2024 and 2023 was $58.42, $68.75 and $87.45, respectively.

F-5
7

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Shares	Weighted average fair value	Aggregate intrinsic value
Outstanding as at March 31, 2023	837,091	$55.30	$77,992
Granted	205,968	84.83
Exercised	(138,901)	45.89
Forfeited	(19,386)	79.05

Outstanding as at March 31, 2024	884,772	$62.49	$44,672
Granted	156,822	48.15
Exercised	(252,593)	59.52
Forfeited	(24,907)	83.90

Outstanding as at March 31, 2025	764,094	64.66	46,984
RSUs exercisable	404,713	$52.08	$24,886
RSUs expected to vest	328,470	$64.66	$20,198
The fair value of PSUs is generally the market price of the Company’s shares on the date of grant, and assumes that performance targets will be achieved. As at March 31, 2025, there was $5,536 of unrecognized compensation costs related to unvested PSUs, net of forfeitures. This amount is expected to be recognized over a weighted average period of 2.2 years. Over the performance period, the number of shares that will be issued will be adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized as expense will be based on a comparison of the final performance metrics to the specified targets.
The weighted average grant date fair value of PSUs granted during the years ended March 31, 2025, 2024 and 2023 was $48.15 per ordinary share, $84.83 and $84.00, per ADS, respectively. The aggregate intrinsic value of PSUs exercised during the year ended March 31, 2025, 2024 and 2023 was $14,308, $9,319 and $15,970, respectively. The total grant date fair value of PSUs vested during the year ended March 31, 2025, 2024 and 2023 was $16,273, $11,186 and $17,686 respectively.
The weighted average share price of PSU exercised during the year ended March 31, 2025, 2024 and 2023 was $56.64, $67.09 and $84.40, respectively.
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
The total stock compensation expense in relation to these RSUs was $3,483 to be amortized over the requisite service period of four years. The stock compensation expense charged during the year ended March 31, 2025 was Nil (March 31, 2024: $94).

F-5
8

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

RSUs to drive higher growth
In the prior periods, the Company granted 705,090 RSUs to drive higher growth, based on performance and market conditions along with service conditions. The RSUs under this grant will vest upon the Company achieving the market capitalization target along with net revenue targets (together referred as the “vesting conditions”). The requisite service period ranges from 2 years and 9 months to 4 years and 9 months from the grant date dependent on achievement of respective vesting conditions at each evaluation period. The vesting of RSUs will happen only on achievement of both the vesting conditions. Any unvested RSUs due to non-achievement
of vesting conditions at the end of requisite service period will lapse.
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
During the year ended March 31, 2025, the Company offered to repurchase RSUs granted under the RSUs to drive higher growth Equity Incentive Program and all the participants have accepted the offer.
The Company has
no
t recognized any charge for the year ended March 31, 2025 and 2024.

9

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

23. Income taxes
The domestic and foreign source component of income/(loss) before income taxes is as follows:

	Year ended March 31,
	2025	2024	2023
Domestic	$(13,405)	$(18,992)	$(13,002)
Foreign	220,809	183,990	178,471

Profit before income taxes	$207,404	$164,998	$165,469

The Company’s income tax expense/(benefit) consists of the following:

	Year ended March 31,
	2025	2024	2023
Current taxes
Domestic taxes	$—	$—	$—
Foreign taxes	40,574	49,807	35,447

	$40,574	$49,807	$35,447

Deferred taxes
Domestic taxes	—	—	—
Foreign taxes	(3,284)	(32,285)	(8,400)

	$(3,284)	$(32,285)	$(8,400)

Income tax expense	$37,290	$17,522	$27,047

Domestic taxes are Nil as the corporate rate of tax applicable to companies in Jersey, Channel Islands is 0%. Foreign taxes are based on applicable tax rates in each subsidiary’s jurisdiction.
From fiscal 2012 until fiscal 2023, the Company’s subsidiary undertook operations in various delivery centers in India viz. Mumbai, Pune, Chennai, Gurgaon and Noida which were registered under the Special Economic Zone (‘SEZ’) scheme. Some of these operations were eligible for a 100% income tax exemption for a period of five years from the date of commencement of operations which expired between fiscal 2022 and fiscal 2024. Following the expiry of the 100% income tax exemption, these operations were eligible for a 50% income tax exemption expiring between fiscal 2026 and fiscal 2034. Some of these operations which have completed a period of ten years from the date of commencement were eligible for a 50% income tax exemption for a further period of five years subject to creation of a SEZ Re-investment Reserve out of the profits of the eligible SEZ units and utilization of such reserve by the subsidiary for acquiring new plant and machinery for the purpose of its business as per the provisions of India’s tax laws. The Government of India had enacted a new tax law effective April 1, 2019, which enables Indian companies to elect to be taxed at a lower income tax rate of 25.17% as compared to the tax rate of 34.95% subject to the claim of SEZ tax incentives. Once a company elects to be taxed under the new tax law, a company cannot claim such SEZ tax incentives and cannot reverse its election. From the fiscal year ended 2024, this subsidiary has elected to apply the lower income tax rate of 25.17%. In fiscal 2025, we operated from various delivery centers in the Philippines which commenced operations from fiscal 2020 to fiscal 2025 and are eligible for tax exemption benefits expiring between fiscal 2025 and fiscal 2031. Following the expiry of the tax benefits, income generated by our Philippines subsidiary, WNS Global Services Philippines Inc., will be taxed at the prevailing special tax rate, which is currently 5.0% on gross profit. From January 1, 2020, our subsidiary in Sri Lanka is eligible to claim income tax exemption with respect to the profits earned from export revenue. The Sri Lanka government has revised the corporate tax rate from 0% to 15% with respect to the profits earned from export revenue from fiscal 2026 which will have an impact on the various current and deferred tax items recorded by the Company’s subsidiary.
If the income tax exemptions described above were not available, the additional income tax expense at the respective statutory rates in Sri Lanka and Philippines would have been approximately $7,931, $10,342 and $20,888 for the year ended March 31, 2025 and 2024 and 2023 respectively. Such additional tax would have decreased the basic and diluted earnings per share for the year ended March 31, 2025 by $0.18 and $0.17, respectively ($0.22 and $0.21, respectively, for the year ended March 31, 2024 and $0.43 and $0.41, respectively, for the year ended March 31, 2023).

F-
60

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Income taxes recognized in other comprehensive income are as follows:

	Year ended March 31,
	2025	2024	2023
Current taxes	$—	$—	$—
Deferred taxes:
Unrealized gain/(loss) on cash flow hedging derivatives	16	1,800	(4,344)
Retirement benefits	46	(452)	109

Total income tax (benefit)/ expense recognized directly in other comprehensive income	$62	$1,348	$(4,235)

The Organisation for Economic
Co-operation
and Development (OECD)/G20 Inclusive Framework on Base Erosion and Profit Shifting published the Pillar Two model rules designed to address the tax challenges arising from the digitalization of the global economy.
The company has completed the assessment of applicability and potential exposure of OECD/G20 BEPS Pillar Two model rules. The company falls within the scope of the OECD global minimum tax rules. Global minimum tax legislation was enacted in Netherlands, the jurisdiction in which one of the subsidiaries is incorporated.
As per FASB staff comments of February 1, 2023 the Globe minimum tax to be considered as an alternate minimum tax (AMT) and therefore deferred tax assets and liabilities should not be recognized or adjusted for the estimated future effects of the minimum tax. Accordingly, the company did not recognize the deferred tax impacts or remeasured the existing deferred taxes under local regular income tax rules.
The company recognized an estimated current tax expense related to global minimum tax, amounting to $1,900 for the year ended March 31, 2025 (Nil for the year ended March 31, 2024 and March 31, 2023).
The Company has not recognized deferred tax liabilities on undistributed earnings of its subsidiaries, since such undistributed earnings would either be reinvested indefinitely, not be remitted in the foreseeable future or be remitted in a tax-free manner. Accordingly, temporary difference on which deferred tax liability has not been recognized amounts to $1,538,125, $1,349,654 and $1,172,255 as at March 31, 2025, March 31, 2024 and March 31, 2023 respectively.
From time to time, the Company receives orders of assessment from the Indian tax authorities assessing additional taxable income on the Company and/or its subsidiaries in connection with their review of their tax returns. The Company currently has orders of assessment outstanding for various years through fiscal 2021, which assess additional taxable income that could in the aggregate give rise to an estimated $3,540 in additional taxes, including interest of $607. These orders of assessment allege that the transfer pricing the Company applied to certain of the international transactions between WNS Global and its other wholly-owned subsidiaries were not on arm’s length terms, disallow a tax holiday benefit claimed by the Company, deny the set off of brought forward business losses and unabsorbed depreciation and disallow certain expenses claimed as tax deductible by WNS Global. The Company has appealed against these orders of assessment before higher appellate authorities.
In addition, the Company has orders of assessment pertaining to similar issues that have been decided in favor of the Company by appellate authorities, vacating the tax demands of $77,736 in additional taxes, including interest of $27,143. The income tax authorities have filed or may file appeals against these orders at higher appellate authorities.
The following table summarizes the activities related to the Company’s unrecognized tax benefits for uncertain tax positions

	As at
	March 31, 2025	March 31, 2024
Opening Balance	$9,284	$9,942
Increase/(Decrease) related to prior period tax positions	—	(511)
Increase related to current year tax positions	—	—
Translation adjustments	(225)	(147)

Closing Balance	$9,059	$9,284

F-
61

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The unrecognized tax benefit as at March 31, 2025 of $9,059, if recognized would impact the effective tax rate.
Uncertain tax positions are reflected at the amount likely to be paid to the taxation authorities. A liability is recognized in connection with each item that is not probable of being sustained on examination by taxing authority. The liability is measured using single best estimate of the most likely outcome for each position taken in the tax return. Thus, the provision would be the aggregate liability in connection with all uncertain tax positions. As at March 31, 2025, the Company had provided a tax reserve of $9,059 (March 31, 2024: $9,284) primarily on account of the Indian tax authorities’ denying the set off of brought forward business losses and unabsorbed depreciation.
As at March 31, 2025, corporate tax returns for years ended 2022 and onward remain subject to examination by tax authorities in India.
Based on the facts of these cases, the nature of the tax authorities’ disallowances and the orders from appellate authorities deciding similar issues in favor of the Company in respect of assessment orders for earlier fiscal years and after consultation with the Company’s external tax advisors, the Company believes these orders are unlikely to be sustained at the higher appellate authorities. The Company has deposited $10,598 (March 31, 2024: $10,840) of the disputed amounts with the tax authorities and may be required to deposit the remaining portion of the disputed amounts with the tax authorities pending final resolution of the respective matters.
In addition, the Company currently has orders of assessment outstanding for various years pertaining to the pre-acquisition
period of Smart Cube India Private Limited acquired in fiscal 2023, which assess additional taxable income that could in the aggregate give rise to an estimated $910 in additional taxes, including interest of $536. These orders of assessment allege that the tax holiday benefit claimed by Smart Cube India Private Limited should be disallowed. Smart Cube India Private Limited has appealed against these orders of assessment before higher appellate authorities.
In 2016, we also received an assessment order from the Sri Lankan Tax Authority, demanding payment of LKR25.2 million ($0.1 million based on the exchange rate on March 31, 2025) in connection with the review of our tax return for fiscal year 2012. The assessment order challenges the tax exemption that we have claimed for export business. We have filed an appeal against the assessment order with the Sri Lankan Supreme Court in this regard. Based on consultations with our tax advisors, we believe this order of assessment will more likely than not be vacated in our favour.
No assurance can be given, however, that we will prevail in our tax disputes. If we do not prevail, payment of additional taxes, interest and penalties may adversely affect our results of operations, financial condition and cash flows. There can also be no assurance that we will not receive similar or additional orders of assessment in the future.

F-
62

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The expected tax provision computed on pre-tax income or loss at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate follows:
The reconciliation of estimated income tax to income tax expense:

	Year ended March 31,
	2025	2024	2023
Net Profit before taxes	$2,07,404	$1,64,999	$1,65,469
Income tax expense at tax rates applicable to individual entities	57,567	48,020	52,180
Effect of:
Items not deductible for / liable to tax	(3,996)	(4,073)	1,412
Exempt income	(8,014)	(10,406)	(20,092)
Loss/(Gain) in respect of which deferred tax asset/(liability) not recognised due to uncertainty & ineligibility to carry forward	288	245	279
Recognition of unutilized tax benefits / unrecognised losses utilized	(1,170)	(14)	(1,745)
Change in tax rate and tax law	2,252	107	(841)
Reversal of Deferred tax liability on intangibles	(11,416)	(9,470)	—
State taxes	105	259	395
Global Minimum Tax	1,910	—	—
Employment related tax incentive	(1,509)	(1,389)	(2,239)
Deficit /(Excess) tax benefit on stock-based compensation	1,634	(6,345)	(810)
Other, net	(361)	588	(1,492)

Income tax expense	$37,290	$17,522	$27,047

The components of the deferred tax balances were as follows:

	As at
	March 31, 2025	March 31, 2024
Deferred tax assets:
Property and equipment	2,947	6,582
Net operating loss carry forwards	8,645	7,511
Accruals deductible on actual payment	8,018	8,776
Share based compensation	33,121	34,176
Leases	34,976	33,139
Others	1,049	603

	88,756	90,787
Less: Valuation allowance	(5,880)	(6,567)

Deferred tax assets	82,876	84,220

Deferred tax liabilities:
Leases	33,136	31,816
Intangibles	11,185	18,048
Unrealised gain / loss on cash flow hedges	1,511	993
Others	6,336	2,876

Deferred tax liabilities	52,168	53,733

Net deferred tax assets / (liabilities)	30,70 8	30,487

F-
63

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The change in the Company’s total valuation allowance for deferred tax assets as at March 31, 2025 and 2024 is as follows:
During fiscal 2025 and 2024, we recorded net (decrease) /increases of ($687) and $290 in the valuation allowance, respectively, primarily related to valuation allowances on certain carryforwards, as we believe it is more likely than not that these assets will not be realized
Deferred tax presented in the consolidated statement of financial position is as follows:

	As at
	March 31, 2025	March 31, 2024
Deferred tax assets	48,675	49,919
Deferred tax liabilities	(17,967)	(19,432)

Net deferred tax assets / (liabilities)	30,708	30,487

There are unused tax losses amounting to $23,213 as at March 31, 2025 (March 31, 2024: $30,867) for which no deferred tax asset has been recognized as these losses relate to a tax jurisdiction where the group entity has had past losses and there is no conclusive evidence to support the view that sufficient taxable profit will be generated by such group entity in the future to offset such losses. The expiry dates of the tax benefit for these losses depend on the local tax laws of the jurisdiction and, if not utilized, would expire on various dates starting from financial year 2026 to 2030. However, in the US, Germany, the Netherlands, New Zealand and Singapore there is no expiry period for the unused tax losses.

F-
64

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

24. Earnings per share
The following table sets forth the computation of basic and diluted earnings per share:

	Year ended March 31,
	2025	2024	2023
Numerator:
Net income	$170,114	$147,477	$138,422
Denominator:
Basic weighted average number of shares outstanding	43,956,070	47,202,747	48,252,095
Dilutive impact of equivalent share-based options and RSUs	1,935,192	2,109,027	2,271,849
Diluted weighted average number of shares outstanding	45,891,262	49,311,774	50,523,944
Earnings per share
Basic	3.87	3.12	2.87
Diluted	3.71	2.99	2.74
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	54,719	21,904	—
The computation of earnings per ordinary share (“EPS”) was determined by dividing net income by the weighted average number of shares outstanding during the respective
periods.

F-6
5

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

25. Segment reporting
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
The SBUs’ performance is reviewed by the Group
Chief Executive Officer
, who has been identified as the Chief Operating decision Maker (“CODM”) as defined by ASC 280, “Segment Reporting.” The CODM evaluates the Company’s performance and allocates resources based on revenue growth and operating performance of SBUs. The Company’s operating segments, effective April 1, 2023, are as follows:

•	Banking/Financial Services, and Insurance (“BFSI”),

•	Travel, Shipping/Logistics, and Utilities (“TSLU’’),

•	Manufacturing/Retail/Consumer, Hi-tech/Professional Services, and Procurement (“MRHP”), and

•	Healthcare/Life Sciences (“HCLS”).
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
The Company adopted ASU
No. 2023-07,
“Segment Reporting” (Topic 280), during the year ended March 31, 2025 and has identified cost of revenue as the significant segment expense which is provided to the CODM on a regular basis.
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

F-6
6

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The segment results for the year ended March 31, 2025 are as follows:

	TSLU	MRHP	HCLS	BFSI	Reconciling item (3)	Total
Revenue from external customers
Segment Revenue	$377,775	$312,617	$135,894	$518,002	$(29,346)	$1,314,942
Payments to repair centers	—	—	—	49,426	—	49,426
Cost of revenue (1) (2)	225,062	172,503	92,071	292,694	14,562	796,892

Segment gross profit	152,713	140,114	43,823	175,882	(43,908)	468,624
Other costs (4)						227,171
Other income, net						(50,465)
Interest expense						18,500
Amortization of intangible assets						28,472
Share-based compensation expense						37,542
Income- tax expense						37,290

Net income						$170,114

(1)	Excludes share-based compensation expense.
(2)	Cost of revenue under reconciling items includes inter and intra segment eliminations and unallocated expenses.
(3)	Revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations.
(4)	Includes selling and marketing expenses, general and administrative expenses and foreign exchanges loss/ (gain), net excluding share-based compensation expense.
No client individually accounted for 10% or more of the total revenue during the year ended March 31, 2025.

F-6
7

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The segment results for the year ended March 31, 2024 are as follows:

	TSLU	MRHP	HCLS	BFSI	Reconciling item (3)	Total
Revenue from external customers
Segment Revenue	$406,080	$319,280	$165,898	$461,883	$(29,776)	$1,323,365
Payments to repair centers	—	—	—	39,095	—	39,095
Cost of revenue (1) (2)	237,312	184,342	114,145	260,345	11,509	807,653

Segment gross profit	168,768	134,938	51,753	162,443	(41,285)	476,617
Other costs (4)						220,086
Other income, net						(39,355)
Interest expense						15,276
Impairment of intangible assets						30,882
Amortization of intangible assets						33,046
Share-based compensation expense						51,683
Income- tax expense						17,522

Net income						$147,477

(1)	Excludes share-based compensation expense.
(2)	Cost of revenue under reconciling items includes inter and intra s egment eliminations and unallocated expenses.
(3)	Revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations.
(4)	Includes selling and marketing expenses, general and administrative expenses and foreign exchanges loss/ (gain), net excluding share-based compensation expense.
No client individually accounted for 10% or more of the total revenue during the year ended March 31, 2024.

F-6
8

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The segment results for the year ended March 31, 2023 are as follows:

	TSLU	MRHP	HCLS	BFSI	Reconciling item (3)	Total
Revenue from external customers
Segment Revenue	$376,167	$278,246	$187,357	$406,413	$(23,921)	$1,224,262
Payments to repair centers	—	—	—	62,240	—	62,240
Cost of revenue (1) (2)	225,733	169,905	135,199	212,151	(438)	742,550

Segment gross profit	150,434	108,341	52,158	132,022	(23,483)	419,472
Other costs (4)						189,951
Other income, net						(15,905)
Interest expense						6,578
Amortization of intangible assets						23,646
Share-based compensation expense						49,733
Income- tax expense						27,047

Net income						$138,422

(1)	Excludes share-based compensation expense.
(2)	Cost of revenue under reconciling items includes inter and intra segment eliminations and unallocated expenses.
(3)	Revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations.
(4)	Includes selling and marketing expenses, general and administrative expenses and foreign exchanges loss/ (gain), net excluding share-based compensation expense.
No client individually accounted for 10% or more of the total revenue during the year ended March 31, 2023.
External revenue
Revenues from the geographic segments are based on domicile of the customer. The Company’s external revenue by geographic area is as follows:

	Year ended March 31,
	2025	2024	2023
Jersey, Channel Islands	$—	$—	$—
North America (primarily the US)	591,870	623,370	602,453
UK	382,214	374,995	351,035
Australia	110,238	85,968	74,738
Europe (excluding the UK)	99,986	109,250	86,504
South Africa	11,892	13,421	13,526
Rest of the world	118,742	116,361	96,006

Total	$1,314,942	$1,323,365	$1,224,262

The Company’s long-lived assets by geographic area, which consist of property and equipment and right-of-use
assets, are as follows:

	As at
	March 31, 2025	March 31, 2024
Jersey, Channel Islands	$—	$—
India	131,038	130,481
Philippines	56,152	63,881
South Africa	46,734	31,257
North America	10,403	15,649
UK	7,093	2,135
Rest of the world	16,226	11,725

Total	$267,646	$255,128

9

WNS (HOLDINGS) LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

26. Commitment and contingencies
Capital commitments
As at March 31, 2025 and 2024, the Company had committed to spend approximately $15,946 and $8,022, respectively, under agreements to purchase property and equipment and software. These amounts are net of capital advances paid in respect of these purchases.
Bank guarantees
Certain subsidiaries of the Company hold bank guarantees aggregating $1,838 and $896 as at March 31, 2025 and 2024, respectively. These guarantees have a remaining expiry term ranging from one
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
Others
From time to time, the Company receives orders of assessment from the VAT, service tax. Local body tax (LBT) and GST authorities, demanding payment of $ 12,941 toward VAT, service tax, LBT and GST for the period April 1, 2010 to March 31, 2023. The tax authorities have rejected input tax credit on certain types of input services. Based on consultations with the Company’s tax advisors, the Company believes these orders of assessments will more likely than not be vacated by the higher appellate authorities and the Company intends to dispute the orders of assessment.
No assurance can be given, however, that we will prevail in our tax disputes. If we do not prevail, payment of additional taxes, interest and penalties may adversely affect our results of operations, financial condition and cash flows. There can also be no assurance that we will not receive similar or additional orders of assessment in the future.
27.
Assets
held for sale
Assets held for sale include the net book value of assets the Company sold during the year ended March 31, 2025. Long-lived assets that meet the held for sale criteria are held for sale and reported at the lower of their carrying value or fair value, less estimated costs to sell.
On January 22, 2025, the Company completed the sale of its owned building in Pune, India for a total sale consideration of $20,568 previously classified as “held for sale”. At the time of the sale, the carrying amount of the building, leasehold improvements and other long-lived assets was $3,375. As a result of this transaction, the Company recorded a pre-tax gain of $16,716 in its consolidated statement of income for the year ended March 31, 2025. The impact of this sale is reflected in the “Other Income, net” section of the consolidated statement of income.

F-
70