Form 10-Q
period 2025-06-30
WNS (HOLDINGS) LTD
filed 2025-08-08
CIK 1356570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form
10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended June 30,
2025
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from    to
Commission file number:
001-32945

WNS (HOLDINGS) LIMITED
(Exact name of registrant as specified in its charter)

Jersey, Channel Islands	001-32945	Not Applicable
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Gate 4, Godrej & Boyce Complex
Pirojshanagar, Vikhroli (W) Mumbai, India HYLO, 23rd floor, 103-105 Bunhill Row, Old Street, London 515 Madison Avenue, 8th Floor, New York, NY	400 079 ECY1Y 8LZ 10022
(Addresses of principal executive offices)	(Zip codes)
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
of the Exchange Act).  Yes ☐ No ☒
As at June 30, 2025, there were 42,893,906 ordinary shares, par value 10 Jersey pence per share, of the registrant issued and outstanding.

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
 ” or “Indian rupees” are to the legal currency of India, references to “pound sterling” or “£” are to the legal currency of the UK, references to “pence” are to the legal currency of Jersey, Channel Islands, references to “Euro” are to the legal currency of the European Monetary Union, references to “South African rand” or “R” or “ZAR” are to the legal currency of South Africa, references to “A$” or “AUD” or “Australian dollars” are to the legal currency of Australia, references to “CHF” or “Swiss Franc” are to the legal currency of Switzerland, references to “RMB” are to the legal currency of China, references to “LKR” or “Sri Lankan rupees” are to the legal currency of Sri Lanka and references to “PHP” or “Philippine peso” are to the legal currency of the Philippines. Our financial statements are presented in US dollars and prepared in accordance with Generally Accepted Accounting Principles (“US GAAP”), as issued by the Financial Accounting Standards Board (“FASB”), as in effect as at June 30, 2025. To the extent the FASB issues any amendments or any new standards subsequent to June 30, 2025, there may be differences between US GAAP applied to prepare the financial statements included in this report and those that will be applied in our annual financial statements for the year ending March 31, 2026. Unless otherwise indicated, the financial information in this interim report on Form
10-Q
has been prepared in accordance with US GAAP, as issued by the FASB. Unless otherwise indicated, references to “GAAP” in this report are to US GAAP, as issued by the FASB. References to “IFRS” in this report are to International Financial Reporting Standards and its interpretations, as issued by the International Accounting Standards Board (“IASB”).
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” that are based on our current expectations, assumptions, estimates and projections about our company and our industry. The forward-looking statements are subject to various risks and uncertainties. Generally, these forward-looking statements can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “project,” “seek,” “should” and similar expressions. Those statements include, among other things, the discussions of our business strategy and expectations concerning our market position, future operations, margins, profitability, liquidity and capital resources, tax assessment orders and future capital expenditures. We caution you that reliance on any forward-looking statement inherently involves risks and uncertainties, and that although we believe that the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions could be materially incorrect. These risks and uncertainties include but are not limited to:

•	our pending acquisition by Capgemini S.E., including our expectations relating to the timing and completion thereof;

•	worldwide economic and business conditions;

•	our dependence on a limited number of clients in a limited number of industries;

•	currency fluctuations among the Indian rupee, the pound sterling, the US dollar, the Australian dollar, the Euro, the South African rand and the Philippine peso;

•	political or economic instability in the jurisdictions where we have operations;

•	regulatory, legislative and judicial developments;

•	increasing competition in the business process management (“BPM”) industry;

•	technological innovation;

•	our liability arising from cybersecurity attacks, fraud or unauthorized disclosure of sensitive or confidential client and customer data;

•	telecommunications or technology disruptions;

•	our ability to attract and retain clients;

•	negative public reaction in the US or the UK to offshore outsourcing;

•	our ability to collect our receivables from, or bill our unbilled services to, our clients;

•	our ability to expand our business or effectively manage growth;

•	our ability to hire and retain enough sufficiently trained employees to support our operations;

•	the effects of our different pricing strategies or those of our competitors;

•
our ability to successfully consummate, integrate and achieve accretive benefits from our strategic acquisitions, and to successfully grow our revenue and expand our service offerings and market share;

•	future regulatory actions and conditions in our operating areas;

•	our ability to manage the impact of climate change on our business; and

•	volatility of our share price.
These and other factors are more fully discussed in this and our other filings with the SEC, including in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our annual report on Form
10-K
for our fiscal year ended March 31, 2025.
In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans, objectives or projected financial results referred to in any of the forward-looking statements. Except as required by law, we do not undertake to release revisions of any of these forward-looking statements to reflect future events or circumstances.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
WNS (HOLDINGS) LIMITED
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

		As at
	Notes	June 30, 2025	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	5	$100,910	$106,902
Investments		121,291	156,913
Accounts receivable, net	6	140,732	129,714
Unbilled revenue	6	119,342	108,057
Funds held for clients	5	9,477	7,145
Derivative assets	12	9,534	12,681
Contract assets	15	15,044	15,079
Prepaid expense and other current assets		31,720	28,303

Total current assets		548,050	564,794
Goodwill	7	417,504	409,587
Other intangible assets, net		117,772	122,638
Property and equipment, net		86,204	80,811
Operating lease right-of-use assets	8	207,745	186,835
Derivative assets	12	2,629	3,243
Deferred tax assets	17	56,012	48,675
Investments		3,642	3,634
Contract assets	15	59,006	58,777
Other assets		70,272	68,509

TOTAL ASSETS		$1,568,836	$1,547,503

		As at
	Notes	June 30, 2025	March 31, 2025
LIABILITIES AND EQUITY
Current liabilities:
Accounts payables		$25,795	$29,224
Provisions and accrued expenses		41,135	33,419
Derivative liabilities	12	12,364	5,772
Pension and other employee obligations	13	87,264	108,221
Short-term borrowings	10	55,000	15,000
Current portion of long-term debt	10	70,056	68,680
Contract liabilities	15	18,322	15,824
Income taxes payable	17	13,947	4,619
Operating lease liabilities	8	28,906	28,139
Other liabilities		20,761	12,054

Total current liabilities		373,550	320,952
Derivative liabilities	12	3,847	1,054
Pension and other employee obligations, less current portion	13	26,714	24,807
Long-term debt, less current portion	10	141,165	159,788
Contract liabilities	15	19,134	18,819
Operating lease liabilities, less current portion	8	188,580	166,318
Other liabilities, less current portion		73	74
Deferred tax liabilities	17	18,002	17,967

TOTAL LIABILITIES		$771,065	$709,779

Commitments and contingencies	20
Shareholders’ equity:
Share capital (ordinary shares $0.16 (£0.10) par value, authorized 60,000,000 shares; issued: 42,893,906 shares and 46,396,722 shares; each as at June 30, 2025 and March 31, 2025, respectively)	14	6,963	7,440
Additional paid-in capital		4,970	37,451
Retained earnings		1,049,389	1,207,964
Other reserves, net		2,568	2,667
Accumulated other comprehensive loss	9	(266,119)	(268,119)

Total shareholder’s equity, including shares held in treasury		797,771	987,403

Less: Nil shares as at June 30, 2025 and 2,800,000 shares as at March 31, 2025, held in treasury, at cost		—	(149,679)

Total shareholders’ equity		$797,771	$837,724

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$1,568,836	$1,547,503

*	See accompanying notes.

WNS (HOLDINGS) LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data
)

	Notes	Three months ended June 30,
		2025	2024
Revenue	15	$353,794	$323,115
Cost of revenue (1)		237,221	209,443

Gross profit		116,573	113,672
Operating expenses:
Selling and marketing expenses		20,885	21,540
General and administrative expenses		55,669	45,666
Foreign exchange (gain)/loss, net		(1,771)	975
Amortization of intangible assets		8,687	6,918

Operating income		33,103	38,573
Other income, net		(3,499)	(3,857)
Interest expense		4,399	4,381

Income before income taxes		32,203	38,049
Income tax expense	17	10,453	9,127

Net income		$21,750	$28,922

Earnings per share	18
Basic		$0.50	$0.64
Diluted		$0.48	$0.61
Weighted average number of shares used in computing earnings per share	18
Basic		43,330,641	45,443,899
Diluted		45,238,334	47,425,017

(1)	Exclusive of amortization expense
See accompanying notes.

WNS (HOLDINGS) LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands, except share and per share data)

	Three months ended June 30,
	2025	2024
Net income	$21,750	$28,922
Other comprehensive income/(loss), net of taxes
(Loss)/Gain on retirement benefits	(1,206)	712
Foreign currency translation gain/(loss)	10,944	(3,879)
Losses on cash flow hedges	(7,738)	(3,089)

Total other comprehensive income/(loss), net of tax	2,000	(6,256)

Total comprehensive income	$23,750	$22,666

See accompanying notes.

WNS (HOLDINGS) LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended June 30, 2025 and 2024
(Amounts in thousands)

	Share capital					Treasury shares
	Number	Par value	Additional Paid-in Capital	Retained earnings	Other reserves*	Number	Amount	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as at April 1, 2024	45,684,145	$7,349	$—	$1,034,388	$6,129	—	$—	$(260,558)	$787,308
Shares issued for exercised options and RSUs (Refer Note 16)	130,573	17	(17)	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	—	1,643,731	(84,228)	—	(84,228)
Share-based compensation expense (Refer Note 16)	—	—	11,155	—	—	—	—	—	11,155
Transfer from other reserves on utilization	—	—	—	2,190	(2,190)	—	—	—	—
Net income	—	—	—	28,922	—	—	—	—	28,922
Other comprehensive loss	—	—	—	—	—	—	—	(6,256)	(6,256)

Balance as at June 30, 2024	45,814,718	$7,366	$11,138	$1,065,500	$3,939	1,643,731	$(84,228)	$(266,814)	$736,901

WNS (HOLDINGS) LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended June 30, 2025 and 2024
(Amounts in thousands)

	Share capital					Treasury shares
	Number	Par value	Additional Paid-in Capital	Retained earnings	Other reserves*	Number	Amount	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as at April 1, 2025	46,396,722	$7,440	37,451	$1,207,964	$2,667	2,800,000	$(149,679)	$(268,119)	$837,724
Shares issued for exercised options and RSUs (Refer Note 16)	597,184	81	(81)	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	—	1,300,000	(75,375)	—	(75,375)
Cancellation of treasury shares (Refer Note 14)	(4,100,000)	(558)	(44,072)	(180,424)	—	(4,100,000)	225,054	—	—
Share-based compensation expense (Refer Note 16)	—	—	11,672	—	—	—	—	—	11,672
Transfer from other reserves on utilization	—	—	—	99	(99)	—	—	—	—
Net income	—	—	—	21,750	—	—	—	—	21,750
Other comprehensive income	—	—	—	—	—	—	—	2,000	2,000

Balance as at June 30, 2025	42,893,906	$6,963	$4,970	$1,049,389	$2,568	$—	$—	$(266,119)	$797,771

*
Other reserves include the Special Economic Zone
Re-Investment
Reserve created out of the profits of eligible Special Economic Zones (“SEZ”) units in terms of the provisions of the Indian
Income-tax
Act, 1961. Further, these provisions require the reserve to be utilized by the Company for acquiring new plant and machinery for the purpose of its business (Refer Note 18).

WNS (HOLDINGS) LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$21,750	$28,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,855	13,865
Share-based compensation expense	11,672	11,155
Amortization of debt issuance cost	125	90
Allowance for expected credit losses (“ECL”)	165	586
Unrealized foreign currency exchange gain, net	(233)	(4,412)
Income from mutual funds	(2,295)	(2,814)
(Gain) /loss on sale of property and equipment	(7)	34
Deferred tax benefit	(3,997)	(2,291)
Unrealized loss on derivative instruments	2,858	3,214
Reduction in carrying amount of operating lease right- of-use assets	8,246	7,149
Changes in operating assets and liabilities, net of effects of acquisitions:
Account receivables and unbilled revenue	(16,911)	(3,398)
Other assets	(2,178)	(4,826)
Account payables	(4,432)	(1,425)
Contract liabilities	2,560	4,569
Other liabilities	(5,807)	(29,996)
Operating lease liabilities	(6,179)	(6,872)
Income taxes payable	8,307	7,858

Net cash provided by operating activities	29,499	21,408

Cash flows from investing activities:
Payment for property and equipment and intangible assets	(14,834)	(10,723)
Proceeds from sale of property and equipment	11	82
Investment in fixed deposits	(7,059)	(6,384)
Proceeds from maturity of fixed deposits	6,230	11,237
Mutual funds sold/(purchased), net (short-term)	38,942	(62,696)

Net cash provided by/(used in) investing activities	23,290	(68,484)

Cash flows from financing activities:
Payment for repurchase of shares	(75,373)	(77,951)
Repayment of long-term debt	(21,128)	(10,539)
Proceeds from long-term debt	—	100,000
Proceeds from short-term borrowings	40,000	33,000
Payment of debt issuance cost	(184)	(284)

Net cash (used in)/provided by financing activities	(56,685)	44,226

Effect of exchange rate changes on cash, cash equivalents and restricted cash*	236	(113)
Net change in cash, cash equivalents and restricted cash	(3,660)	(2,963)
Cash, cash equivalents and restricted cash at the beginning of the period	114,047	94,284

Cash, cash equivalents and restricted cash at the end of the period	$110,387	$91,321

Supplemental cash flow information:
Cash paid for interest	3,768	3,220
Cash paid for income taxes	5,706	3,278
Supplemental disclosure of non-cash investing and financing activities:
(i) Liability towards property and equipment and intangible assets purchased on credit	$10,121	$8,919
(ii) Lease liabilities arising from obtaining operating lease right-of-use assets	27,456	5,428

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
1. Company overview
WNS (Holdings) Limited (“WNS Holdings”), along with its subsidiaries (collectively, “the Company”), is a digital-led business transformation and services company with client service offices in Sydney (Australia), Canada, Dubai (United Arab Emirates), Germany, London (UK), New York (US), Mexico, and Switzerland and delivery centers in Canada, the People’s Republic of China (“China”), Costa Rica, India, Malaysia, the Philippines, Poland, Romania, Republic of South Africa (“South Africa”), Sri Lanka, Turkey, the United Kingdom (“UK”) and the United States (“US”).
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
They do not include all of the information required by US GAAP for annual financial statements and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2025.
Accounting policies applied are consistent with the policies that were applied for the preparation of the consolidated financial statements for the year ended March 31, 2025.
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

iv.
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

v.
In May 2025, FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810) Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. This ASU revise current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a VIE that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions.

The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods.
The amendments in this Update require that an entity apply the new guidance prospectively to any acquisition transaction that occurs after the initial application date.
Early adoption is permitted as of the beginning of an interim or annual reporting period.

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

vi.
In May 2025, FASB issued ASU No. 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) Clarifications to Share-Based Consideration Payable to a Customer. This ASU clarify how to distinguish between service conditions and performance conditions. It also aligns how forfeitures of share-based consideration with service conditions and forfeitures of share-based consideration with performance conditions affect the measurement of the transaction price (which affects revenue recognition timing) to improve the operability of the guidance and the decision usefulness of the resulting financial reporting information.he amendments in this Update affect all entities that issue share-based consideration to a customer that is within the scope of Topic 606. The amendments in this Update clarify that share-based consideration encompasses the same instruments as share-based payment arrangements but the grantee does not need to be a supplier of goods or services to the grantor. Finally, the amendments in this Update clarify that a grantor should not apply the guidance in Topic 606 on constraining estimates of variable consideration to share-based consideration payable to a customer. Therefore, a grantor is required to assess the probability that an award will vest using only the guidance in Topic 718. Under the amendments in this Update, revenue recognition will no longer be delayed when an entity grants awards that are not expected to vest. This is expected to result in estimates of the transaction price that better reflect the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer and, therefore, more decision-useful financial reporting.

The ASU will be effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2026, with early adoption permitted. The adoption of this ASU will not have a material impact on the Company’s unaudited consolidated financial statements.

b)	adopted by the Company:

i.	In March 2024, FASB issued ASU No. 2024-01, Compensation-Stock Compensation (“ASC Topic 718”). This ASU:

•	clarifies how to evaluate whether profits interest and similar awards given to employees and non-employees are within the scope of share-based payment arrangement under ASC 718.
The ASU will be effective for annual periods beginning from April 1, 2025, including interim periods within those years.
The Company has adopted this ASU and does not have any impact on its unaudited consolidated financial statements.

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

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The provisional accounting pending allocation under ASC 805, “Business Combinations” is as follows:

Amount
Cash	$2,720
Accounts receivables	2,988
Unbilled revenue	918
Prepaid expense and other current assets	394
Property and equipment	173
Other intangible assets
- Customer relationships	6,746
- Customer contracts	5,761
Deferred tax assets	144
Current liabilities	(4,015)
Non-current liabilities	(440)
Deferred tax liabilities	(3,165)

Net assets acquired	12,224
Less: Purchase consideration	(66,131)

Goodwill on acquisition	$53,907

Goodwill is attributable mainly to expected synergies and assembled workforce arising from the acquisition. Goodwill arising from this acquisition is not expected to be deductible for tax purposes.
The goodwill has been allocated using a relative fair value allocation method to the Company’s reporting segments as follows: to the MRHP segment in the amount of $25,337, to the BFSI segment in the amount of $22,641 and to the HCLS segment in the amount of $5,930.
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

	As at
	June 30, 2025	March 31, 2025
Cash and bank balances	$69,622	$74,649
Short-term deposits with banks	31,288	32,253
Funds held for clients - Restricted cash	9,477	7,145

Total	$110,387	$114,047

6. Accounts receivable and unbilled revenue, net
Account receivables and unbilled revenue consist of the following:

	As at
	June 30, 2025	March 31, 2025
Account receivables and unbilled revenue	$263,437	$240,818
Less: Allowances for ECL	(3,363)	(3,047)

Total	$260,074	$237,771

The movement in the ECL is as follows:

	Three months ended June 30,		Year ended
	2025	2024	March 31, 2025
Balance at the beginning of the period	$3,047	$1,388	$1,388
Charged to consolidated statement of income	153	567	1,845
Write-offs, net of collections	(15)	(31)	(132)
Reversals	—	(42)	(109)
Translation adjustment	178	17	55

Balance at the end of the period	$3,363	$1,899	$3,047

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

7. Goodwill
The following table sets forth details of changes in goodwill by reportable segment of the Company:
Carrying amount

	TSLU	MRHP	HCLS	BFSI	Total
Balance as at April 1, 2024	$14,018	$189,023	$60,786	$92,523	$356,350
Goodwill arising on acquisitions (Refer Note 4(a))	—	25,237	5,906	22,552	53,695
Translation adjustments	(41)	1,312	(354)	(1,375)	(458)

Balance as at March 31, 2025	$13,977	$215,572	$66,338	$113,700	$409,587

Goodwill arising on acquisitions (Refer Note 4(a))	—	100	24	89	213

Translation adjustments	158	6,877	183	486	7,704

Balance as at June 30, 2025	$14,135	$222,549	$66,545	$114,275	$417,504

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

8. Leases
Supplemental balance sheet information
The following table sets forth the details of the operating lease liabilities:

	As at
	June 30, 2025	March 31, 2025
Operating lease
Operating lease right-of-use-asset	$207,745	$186,835
Operating lease liabilities - Current	$28,906	$28,139
Operating lease liabilities - Non current	188,580	166,318

Total operating lease liabilities	$217,486	$194,457

The components of lease cost for operating leases for three months ended June 30, 2025 and 2024 are summarized below:

	Three months ended June 30,
	2025	2024
Operating lease cost	$13,070	$10,998
Short-term lease cost	294	30
Variable lease cost	918	715

Total lease cost	$14,282	$11,743

Other information relating to operating lease is summarized below:

	Three months ended June 30,
	2025	2024
Cash payments for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$10,541	$10,631
Right-of-use asset obtained in exchange of lease liabilities-net	27,456	5,429
Weighted average remaining lease term (in years)	7.45	6.88
Weighted average discount rate	9.79	8.97

The Company continued to evaluate its delivery center and office facility leases to determine where it can exit or consolidate its use, as a result the Company entered and surrendered certain operating leases resulting in a net increase of its lease liabilities by $28,508 and a decrease of its lease liabilities by $1,052 during the three months ended June 30, 2025, with a corresponding adjustment to ROU assets.

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

As of June 30, 2025 and March 31, 2025 we have additional operating leases, primarily for delivery centers, that have not yet commenced of $69,492 and $76,638. These operating leases will commence during fiscal year 2026 with lease term of 15 years.
The table below reconciles the undiscounted cash flows for the Company’s operating leases as at June 30, 2025 to the operating lease liabilities recorded on the Company’s consolidated balance sheets:

Period range	Operating lease
July 1, 2025 to March 31, 2026	$36,027
2027	42,174
2028	41,778
2029	35,713
2030	31,851
Thereafter	126,537

Total lease payments	$314,080

Less: imputed interest	$96,594

Total operating lease liabilities	$217,486

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

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

9. Accumulated other comprehensive loss
Accumulated other comprehensive income/(loss) (“AOCI”) consists of actuarial gain/(loss) on retirement benefits and cumulative translation adjustments. In addition, the Company enters into forward and option contracts, which are designated as cash flow hedges, in accordance with ASC Topic 815, Derivatives and Hedging. Cumulative changes in the fair values of cash flow hedges are recognized in AOCI on the Company’s consolidated balance sheets. The fair value changes are reclassified from AOCI to consolidated statements of income upon settlement of foreign currency forward and option contracts designated as cash flow hedges of a forecast transaction. The following table sets forth the changes in AOCI during the three months ended June 30, 2025 and 2024.

	Currency translation adjustments	Unrealized gain/(loss) on cash flow hedges	Retirement benefits	Total
Balance as of April 1, 2025	$(265,851)	$786	$(3,054)	$(268,119)
Gains / (losses) recognized during the period	10,943	(11,023)	(2,718)	(2,798)
Reclassification to net income	—	949	75	1,024
Income tax effects	—	2,336	1,438	3,774

Accumulated other comprehensive loss as of June 30, 2025	$(254,908)	$(6,952)	$(4,259)	$(266,119)

Balance as of April 1, 2024	$(256,977)	$(42)	$(3,539)	$(260,558)
Gains / (losses) recognized during the period	(3,879)	(2,144)	834	(5,189)
Reclassification to net income	—	918	103	1,021
Income tax effects	—	(1,863)	(225)	(2,088)

Accumulated other comprehensive loss as of June 30, 2024	$(260,856)	$(3,131)	$(2,827)	$(2,66,814)

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

10. Loans and borrowings
Long-term debt
The long-term loans and borrowings consist of the following:

			As at
Currency	Interest rate	Final maturity (financial year)	June 30, 2025	March 31, 2025
US dollars	SOFR + 1.20%	2028	$40,000	$40,000
US dollars	SOFR + 1.15%	2030	80,000	90,000
Sterling Pound	SONIA + 1.25%	2028	56,977	64,334
US dollars	SOFR + 1.25%	2028	35,000	35,000

Total			$211,977	$229,334

Less: Debt issuance cost			(756)	(866)
Total			$211,221	$228,468

Current portion of long-term debt			$70,056	$68,680
Long-term debt			$141,165	$159,788
In July 2022, the Company obtained a term loan facility of $80,000 from The Hongkong and Shanghai Banking Corporation Limited, Hong Kong and Citibank N.A., Hong Kong Branch for general corporate purposes. The loan bears interest at a rate equivalent to the secured overnight financing rate (“SOFR”) plus a margin of 1.20% per annum. The Company has pledged its shares of WNS (Mauritius) Limited as security for the loan. The facility agreement for the term loan contains certain financial covenants as defined in the facility agreement. This term loan is repayable in 10 semi-annual instalments of $8,000 each. On January 9, 2023, July 11, 2023, January 11, 2024, July 11, 2024, January 14, 2025 and July 14, 2025 the Company made a scheduled repayment of $8,000 each. As at June 30, 2025, the Company had complied with the financial covenants in all material respects in relation to this loan facility.
In December 2022, the Company obtained a term loan facility of £83,000 ($113,955 based on the exchange rate on June 30, 2025) from The Hongkong and Shanghai Banking Corporation Limited, Hong Kong and Citibank N.A., UK Branch to acquire The Smart Cube. The loan bears interest at a rate equivalent to the Sterling overnight index average (“SONIA”) plus a margin of 1.25% per annum. The Company has pledged its shares of WNS (Mauritius) Limited as security for the loan. The facility agreement for the term loan contains certain financial covenants as defined in the facility agreement. This term loan is repayable in 10 semi-annual instalments of £8,300 each. On June 16, 2023, December 18, 2023, June 18, 2024, December 19, 2024 and June 19, 2025 the Company made a scheduled repayment of £8,300 each. As at June 30, 2025, the Company had complied with the financial covenants in all material.
In June 2024, the Company obtained a term loan facility of $100,000 from The Hongkong and Shanghai Banking Corporation Limited, Singapore Branch and JP Morgan Chase Bank N.A., Singapore Branch for general corporate purposes. The loan bears interest at a rate equivalent to the secured overnight financing rate (“SOFR”) plus a margin of 1.15% per annum. The Company has pledged its shares of WNS (Mauritius) Limited as security for the loan. The facility agreement for the term loan contains certain financial covenants as defined in the facility agreement. This term loan is repayable in 10 semi-annual instalments of $10,000 each. On December 9, 2024 and June 10, 2025 the Company made a scheduled repayment of $10,000. As at June 30, 2025, the Company had complied with the financial covenants in all material respects in relation to this loan facility.

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

In March 2025, WNS North America Inc. obtained $35,000 three-year term loan facility from HSBC Bank USA, N.A. for general corporate purpose. The loan bears interest at a rate equivalent to the one-month Term Secured overnight financing rate (“SOFR”) plus a margin of 1.25% per annum. The Company has pledged its shares of WNS (Mauritius) Limited as security for the loan. The facility agreement for the term loan contains certain financial covenants as defined in the facility agreement. This term loan is repayable in 6 semi-annual instalments of $5,833 each. As at June 30, 2025, the Company had complied with the financial covenants in all material respects in relation to this loan facility.
Expected payments for all of the Company’s long term-debt as at June 30, 2025 is as follows:

Amount
July 1, 2025 to March 31, 2026	$49,062
2027	70,458
2028	62,457
2029	20,000
2030	10,000

Total	$211,977

Short-term lines of credit
The Company’s Indian subsidiary, WNS Global Services Private Limited (“WNS Global”), has unsecured lines of credit with banks amounting to $62,886 (based on the exchange rate on June 30, 2025). The Company has established a line of credit in the UK amounting to $19,221 (based on the exchange rate on June 30, 2025). The Company has established a line of credit in North America amounting to $55,000. The Company has also established a line of credit in the Philippines amounting to $15,000. Further, the Company has also established a line of credit in South Africa amounting to $1,681 (based on the exchange rate June 30, 2025).
As at June 30, 2025, $55,000 were drawn under these lines of credit in North America.

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
The assets and liabilities measured at fair value on a recurring basis as at June 30, 2025 are as follows:

		Fair value measurement at reporting date using
Description	June 30, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$12,163	$—	$12,163	$—
Investments in mutual funds & Bonds	112,827	112,485	342	—
Investments Others	3,300	—	—	3,300

Total assets	$128,290	$112,485	$12,505	$3,300

Liabilities
Foreign exchange contracts	$16,211	$—	$16,211	$—
Contingent consideration	482	—	—	482

Total liabilities	$16,693	$—	$16,211	$482

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The assets and liabilities measured at fair value on a recurring basis as at March 31, 2025 are as follows:

		Fair value measurement at reporting date using
Description	March 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign exchange contracts	$15,924	$—	$15,924	$—
Investments in mutual funds & Bonds	149,227	148,905	322	—
Investments Others	3,300	—	—	3,300

Total assets	$168,451	$148,905	$16,246	$3,300

Liabilities
Foreign exchange contracts	$6,826	—	$6,826	$—
Contingent consideration	482	—	—	482
Others	2,624	—	—	2,624

Total liabilities	$9,932	$—	$6,826	$3,106

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
During the year ended March 31, 2025, there was a change in the estimated fair value of contingent consideration liability for OptiBuy to Nil and for The Smart Cube to $482 with a discount rate of 6.75%.
The fair value is estimated using the discounted cash flow approach, which involves assumptions and judgments regarding risk characteristics of the instruments, discount rates, future cash flows, foreign exchange spot, forward premium rates and market rates of interest.
The movement in contingent consideration categorized under Level 3 fair value measurement is given below:

	As at
	June 30, 2025	March 31, 2025
Balance at the beginning of the Period	$482	$20,510
Interest expense recognized in the consolidated statement of income	—	735
Gain recognized in the consolidated statement of income	—	(18,328)
Payouts	—	(2,648)
Translation	—	213

Balance at the end of the period	$482	$482

During the three months ended June 30, 2025 and the year ended March 31, 2025, there were no transfers between Level 1 and Level 2 fair value measurements, and no transfers into and out of Level 3 fair value measurements.

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
The following table presents the notional values of outstanding foreign exchange forward contracts and foreign exchange option contracts:

	As at
	June 30, 2025	March 31, 2025
Forward contracts (Sell)
In US dollars	$646,417	$582,992
In Pound Sterling	198,394	179,465
In Euro	40,010	39,629
In Australian dollars	57,311	56,354
Others	30,430	28,514

	$972,562	$886,954

Option contracts (Sell)
In US dollars	$347,034	$328,459
In Pound Sterling	145,733	134,128
In Euro	42,518	41,010
In Australian dollars	60,943	58,322

	$596,228	$561,919

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The following table sets forth the fair value of the foreign exchange forward contracts and foreign exchange option contracts and their location on the consolidated balance sheets:

	Derivatives in cash flow hedging relationships		Derivatives not designated as hedging instruments
	As at		As at
	June 30, 2025	March 31, 2025	June 30, 2025	March 31, 2025
Assets:
Derivative assets	$8,154	$9,473	$4,009	$6,451
Liabilities:
Derivative liabilities	14,281	5,390	1,930	1,436

	$(6,127)	$4,083	$2,079	$5,015

The amount of gain/ (loss) reclassified from other comprehensive income into consolidated statement of income in respective line items for the three months ended June 30, 2025, and 2024 are as follows:

	Three months ended June 30,
	2025	2024
Revenue	$(949)	$(918)
Foreign exchange gain/(loss), net	—	(331)
Income tax related to amounts reclassified into consolidated statement of income	364	57

Total	$(585)	$(1,192)

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The following table sets forth the effect of foreign exchange forward contracts and foreign exchange option contracts on AOCI and the consolidated statement of income:

	Three months ended June 30,
	2025	2024
Derivative financial instruments:
Unrealized gain/(loss) recognized in OCI
Derivatives in cash flow hedging relationships	$(10,154)	$(1,072)

Gain/(loss) recognized in consolidated statements of income
Derivatives not designated as hedging instruments	28	(5,176)

	$(10,126)	$(6,248)

As at June 30, 2025, a loss amounting to $6,022 net, excluding tax effects, included in AOCI, on account of cash flow hedges in relation to forward and option contracts entered is expected to be reclassified from other comprehensive income into the consolidated statement of income over a period of 12 months. As at June 30, 2025, the maximum outstanding term of the cash flow hedges was approximately 24 months.
Due to the discontinuation of cash flow hedge accounting on account of non-occurrence
of original forecasted transactions by the end of the originally specified time period, the Company recognized in the consolidated statement of income a gain of $nil and a loss of $331 for three months ended June 30, 2025, 2024, respectively.
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

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Financial assets and liabilities subject to offsetting, enforceable master netting arrangements or similar agreements as at June 30, 2025 are as follows:

Description of types of financial assets	Gross amounts of recognized financial assets	Gross amounts of recognized financial liabilities offset in the statement of financial position	Net amounts of financial assets presented in the statement of financial position	Related amount not set off in financial instruments
				Financial Instruments	Cash collateral received	Net Amount
Derivative assets	$12,163	$—	$12,163	$(5,917)	$—	$6,246

Total	$12,163	$—	$12,163	$(5,917)	$—	$6,246

Description of types of financial liabilities	Gross amounts of recognized financial liabilities	Gross amounts of recognized financial assets offset in the statement of financial position	Net amounts of financial liabilities presented in the statement of financial position	Related amount not set off in financial instruments
				Financial Instruments	Cash collateral pledged	Net Amount
Derivative liabilities	$16,211	$—	$16,211	$(5,917)	$—	$10,294

Total	$16,211	$—	$16,211	$(5,917)	$—	$10,294

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

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

13. Pension and other employee obligations
Pension and other employee obligations consist of the following:

	As at
	June 30, 2025	March 31, 2025
Current:
Salaries and bonus	$65,993	$89,375
Pension	1,479	7,383
Withholding taxes on salary and statutory payables	19,792	11,463

Total	$87,264	$108,221

Non-current:
Pension and other obligations	$26,714	$24,807

Total	$26,714	$24,807

Employee benefit costs consist of the following:

	Three months ended June 30,
	2025	2024
Salaries and bonus	$208,858	$183,630
Employee benefit plans:
Defined contribution plan	7,274	5,374
Defined benefit plan	1,031	942
Share-based compensation expense (Refer Note 16)	11,672	11,155

Total	$228,835	$201,101

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Defined benefit plan
The components of net periodic cost recognized in consolidated statements of income are as follows:

	Three months ended June 30,
	2025	2024
Service cost	$1,031	$942
Interest cost	393	402
Expected return on plan assets	(48)	(51)
Amortization of prior service credit	(21)	(7)
Amortization of actuarial loss, gross of tax	96	110

Net gratuity cost	$1,451	$1,396

Components of retirement benefits in accumulated other comprehensive income (loss) as at June 30, 2025 and March 31, 2025 are as follows:

	As at
	June 30, 2025	March 31, 2025
Net actuarial loss	$5,832	$4,253
Net prior service credit	(135)	(156)

Accumulated Other comprehensive loss, excluding tax effects	$5,697	$4,097

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

14. Share capital
As at June 30, 2025, the authorized share capital was £6,100 divided into 60,000,000 ordinary shares of 10 pence each and 1,000,000 preferred shares of 10 pence each. The Company had 42,893,906 ordinary shares outstanding (excluding nil treasury shares) as at June 30, 2025. There were no preferred shares outstanding as at June 30, 2025.
As at March 31, 2025, the authorized share capital was £6,100 divided into 60,000,000 ordinary shares of 10 pence each and 1,000,000 preferred shares of 10 pence each. The Company had 46,396,722 ordinary shares outstanding (excluding 2,800,000 treasury shares) as at March 31, 2025. There were no preferred shares outstanding as at March 31, 2025.
Treasury shares
During the year ended March 31, 2025, the shareholders of the Company approved two share repurchase programs, (i) up to 1,100,000 ordinary shares, effective from May 30, 2024 to March 31, 2025 (both days inclusive), subject to a minimum and maximum price and an aggregate limit on the number of ordinary shares to be purchased as approved by the shareholders; and (ii) up to 3,000,000 ordinary shares, effective from May 30, 2024 to November 29, 2025 (both days inclusive), subject to a minimum and maximum price and an aggregate limit on the number of ordinary shares to be purchased as approved by the shareholders. The Company is not obligated under the repurchase program to repurchase a specific number of ordinary shares, and the repurchase program may be suspended at any time at the Company’s discretion. The
Company
may fund the repurchases with internal or external sources.
During the year ended March 31, 2025, the Company purchased 2,800,000 ordinary shares in the open market for a total consideration of $149,679 (including transaction costs of $28) under the above-mentioned share repurchase program. The Company funded the repurchases under the repurchase program with cash on hand.
During the three months ended June 30, 2025, the Company purchased 1,300,000 ordinary shares in the open market for a total consideration of $75,373 (including transaction costs of $13) under the above-mentioned share repurchase program. The Company funded the repurchases under the repurchase program with cash on hand. During the three months ended June 30, 2025, the Company received authorization from the Board of Directors to cancel, and cancelled, 4,100,000 ordinary shares that were held as treasury shares for an aggregate cost of $225,054. The effect of the cancellation of these treasury shares was recognized in share capital amounting to $558, in share premium amounting to $44,072 and in retained earnings amounting to $180,424, in compliance with Jersey law. There was no effect on the total shareholders’ equity as a result of this cancellation.

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

15. Revenue
Disaggregation of revenue
In the following tables, revenue is disaggregated by service type, major industries serviced, contract type and geography.
Revenue by service type

	Three months ended June 30,
	2025	2024
Industry-specific	$161,943	$140,043
Finance and accounting	65,397	64,702
Customer experience services	59,324	61,333
Research and analytics	49,865	40,511
Others	17,265	16,526

Total	$353,794	$323,115

Revenue by industry

Revenue by industry
	Three months ended June 30,
	2025	2024
Insurance	$107,625	$90,662
Diversified businesses including manufacturing, retail, CPG, media and entertainment, and telecom	45,675	44,319
Healthcare	38,288	43,846
Travel and leisure	42,129	42,675
Banking and financial services	40,419	29,053
Shipping and logistics	28,997	25,504
Hi-tech and professional services	28,862	24,220
Utilities	21,799	22,836

Total	$353,794	$323,115

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Revenue by contract type

	Three months ended June 30,
	2025	2024
Full-time-equivalent	$261,180	$234,163
Transaction	54,618	48,076
Fixed price	27,753	14,867
Subscription	3,750	15,737
Others	6,493	10,272

Total	$353,794	$323,115

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Contract balances
Contract assets
The movement in contract assets during the three months ended June 30, 2025 is as follows:

	As at June 30, 2025
	Sales Commission	Transition activities	Upfront payment / Others	Total
Opening balances	$13,551	$47,810	$12,495	$73,856
Additions during the period	599	2,590	700	3,889
Amortization during the period	(729)	(2,109)	(1,917)	(4,755)
Impairment loss recognized during the period	(16)	—	—	(16)
Translation adjustments	322	542	212	1,076

Closing balance	$13,727	$48,833	$11,490	$74,050

The movement in contract assets during the year ended March 31, 2025 is as follows:

	As at March 31, 2025
	Sales Commission	Transition activities	Upfront payment / Others	Total
Opening balances	$11,227	$44,137	$9,434	$64,798
Additions during the period	5,772	11,578	8,878	26,228
Amortization during the period	(3,269)	(7,493)	(5,927)	(16,689)
Impairment loss recognized during the period	(212)	—	—	(212)
Translation adjustments	33	(412)	110	(269)

Closing balance	$13,551	$47,810	$12,495	$73,856

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Contract liabilities
Contract liabilities consist of the following:

	As at
	June 30, 2025	March 31, 2025
Current:
Payments in advance of services	$10,809	$8,907
Advance billings	7,430	6,856
Others	83	61

Total	$18,322	$15,824

Non-current:
Payments in advance of services	$14,447	$15,323
Advance billings	4,673	3,469
Others	14	27

Total	$19,134	$18,819

Revenue recognized during the three months ended June 30, 2025 and June 30, 2024, which was included in the contract liabilities balance at the beginning of the respective periods, is as follows:

	Three months ended June 30,
	2025	2024
Payments in advance of services	$2,872	$1,746
Advance billings	1,606	3,239
Others	31	13

Total	$4,509	$4,998

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The estimated revenue expected to be recognized in the future relating to remaining performance obligations as at June 30, 2025 and March 31, 2025 is as follows:

	As at June 30, 2025
	Less than 1 Year	1-2 years	2-5 years	More than 5 years	Total
Transaction price allocated to remaining performance obligations	$1,999	$732	$451	$—	$3,182

	As at March 31, 2025
	Less than 1 Year	1-2 years	2-5 years	More than 5 years	Total
Transaction price allocated to remaining performance obligations	$1,668	$612	$101	$—	$2,381
The Company does not disclose the value of unsatisfied performance obligations for:

(i)	contracts with an original expected length of one year or less; and

(ii)	contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

16. Share-based payments
The Company has two share-based incentive plans: the 2006 Incentive Award Plan adopted on June 1, 2006, as amended and restated in February 2009, September 2011 and September 2013 (which has expired) the “2006 Incentive Award Plan”, and the 2016 Incentive Award Plan effective from September 27, 2016, as amended and restated in September 2018, September 2020 and July 2021 (the “2016 Incentive Award Plan”) (collectively referred to as the “Plans”). All the Plans are equity settled. Under the Plans, share-based options and RSUs may be granted to eligible participants. Options are generally granted for a term of ten years. Options and RSUs have a graded requisite service period of up to four years. The Company settles employee share-based options and RSU exercises with newly issued ordinary shares. As at June 30, 2025, the Company had 582,295 ordinary shares available for future grants.
Share-based compensation expense during the three months ended June 30, 2025 and 2024 is as follows:

	Three months ended June 30,
	2025	2024
Share-based compensation expense recorded in:
Cost of revenue	$1,064	$2,169
Selling and marketing expenses	1,502	1,521
General and administrative expenses	9,106	7,465

Total share-based compensation expense	$11,672	$11,155

Income tax benefit (including excess tax benefit) related to share-based compensation expense	1,305	2,379

During the three months ended June 30, 2025, the Company modified the terms of certain unvested RSUs to vest immediately, which would have lapsed on account of non-achievement
of market and
non-market
conditions. The Company identified it as Type III modification and the incremental compensation cost amounted to $2,897 was recognized immediately in the consolidated statement of income.
Upon the exercise of share-based options and RSUs, the Company issued 597,184 and 130,573 shares for the three months ended June 30, 2025 and 2024, respectively.

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

17. Income taxes
The domestic and foreign source component of income/(loss) before income taxes is as follows:

	Three months ended June 30,
	2025	2024
Domestic	$(5,633)	$(4,726)
Foreign	37,836	42,775

Income before income taxes	$32,203	$38,049

The Company’s income tax expense/(benefit) consists of the following:

	Three months ended June 30,
	2025	2024
Current taxes
Domestic taxes	$—	$—
Foreign taxes	14,450	11,418

	$14,450	$11,418

Deferred taxes
Domestic taxes	—	—
Foreign taxes	(3,997)	(2,291)

	$(3,997)	$(2,291)

Income tax expense	$10,453	$9,127

Domestic taxes are Nil as the corporate rate of tax applicable to companies in Jersey, Channel Islands is 0%. Foreign taxes are based on applicable tax rates in each subsidiary’s jurisdiction.
In fiscal 2026, we operated from various delivery centers in the Philippines which commenced operations from fiscal 2020 to fiscal 2025 and are eligible for tax exemption benefits expiring between fiscal 2026 and fiscal 2031. Following the expiry of the tax benefits, income generated by our Philippines subsidiary, WNS Global Services Philippines Inc., will be taxed at the prevailing special tax rate, which is currently 5.0% on gross profit. From January 1, 2020 through fiscal 2025, our subsidiary in Sri Lanka was eligible to claim income tax exemption with respect to the profits earned from export revenue. The Sri Lanka government has revised the corporate tax rate from 0% to 15% with respect to the profits earned from export revenue from fiscal 2026.

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

If the income tax exemptions described above were not available, the additional income tax expense at the respective statutory rates would have been approximately $1,535 (Philippines) and $7,931 (Philippines and Sri Lanka) for the three months ended June 30, 2025 and the year ended March 31, 2025 respectively. Such additional tax would have decreased the basic and diluted earnings per share for the three months ended June 30, 2025 by $0.04 and $0.03, respectively ($0.04 and $0.03 respectively for the three months ended June 30, 2024).
Income taxes recognized in other comprehensive income are as follows:

	Three months ended June 30,
	2025	2024
Current taxes	$—	$—
Deferred taxes:
Unrealized (loss)/gain on cash flow hedging derivatives	(2,336)	1,863
Retirement benefits	(395)	222

Total income tax (benefit)/ expense recognized directly in other comprehensive income	$(2,731)	$2,085

From time to time, the Company receives orders of assessment from the Indian tax authorities assessing additional taxable income on the Company and/or its subsidiaries in connection with their review of their tax returns. The Company currently has orders of assessment outstanding for various years through fiscal 2021, which assess additional taxable income that could in the aggregate give rise to an estimated $2,460 in additional taxes, including interest of $573. These orders of assessment allege that the transfer pricing the Company applied to certain of the international transactions between WNS Global and its other wholly-owned subsidiaries were not on arm’s length terms, disallow a tax holiday benefit claimed by the Company, deny the set off of brought forward business losses and unabsorbed depreciation and disallow certain expenses claimed as tax deductible by WNS Global. The Company has appealed against these orders of assessment before higher appellate authorities.
In addition, the Company has orders of assessment pertaining to similar issues that have been decided in favor of the Company by appellate authorities, vacating the tax demands of $78,593 in additional taxes, including interest of $27,102. The income tax authorities have filed or may file appeals against these orders at higher appellate authorities.

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The following table summarizes the activities related to the Company’s unrecognized tax benefits for uncertain tax positions

	As at
	June 30, 2025	March 31, 2025
Opening Balance	$9,059	$9,284
Translation adjustments	(25)	(225)

Closing Balance	$9,034	$9,059

The unrecognized tax benefit as at June 30, 2025 of $9,034, if recognized would impact the effective tax rate.
Uncertain tax positions are reflected at the amount likely to be paid to the taxation authorities. A liability is recognized in connection with each item that is not probable of being sustained on examination by taxing authority. The liability is measured using single best estimate of the most likely outcome for each position taken in the tax return. Thus, the provision would be the aggregate liability in connection with all uncertain tax positions. As at June 30, 2025, the Company had provided a tax reserve of $9,034 (March 31, 2025: $9,059) primarily on account of the Indian tax authorities’ denying the set off of brought forward business losses and unabsorbed depreciation.
As at June 30, 2025, corporate tax returns for years ended 2022 and onward remain subject to examination by tax authorities in India.

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Based on the facts of these cases, the nature of the tax authorities’ disallowances and the orders from appellate authorities deciding similar issues in favor of the Company in respect of assessment orders for earlier fiscal years and after consultation with the Company’s external tax advisors, the Company believes these orders are unlikely to be sustained at the higher appellate authorities. The Company has deposited $10,569 (March 31, 2025: $10,598) of the disputed amounts with the tax authorities and may be required to deposit the remaining portion of the disputed amounts with the tax authorities pending final resolution of the respective matters.
In addition, the Company currently has orders of assessment outstanding for various years pertaining to the pre-acquisition
period of Smart Cube India Private Limited acquired in fiscal 2023, which assess additional taxable income that could in the aggregate give rise to an estimated $908 in additional taxes, including interest of $535. These orders of assessment allege that the tax holiday benefit claimed by Smart Cube India Private Limited should be disallowed. Smart Cube India Private Limited has appealed against these orders of assessment before higher appellate authorities.
In 2016, we also received an assessment order from the Sri Lankan Tax Authority, demanding payment of LKR25.2 million ($84 based on the exchange rate on June 30, 2025) in connection with the review of our tax return for fiscal year 2012. The assessment order challenges the tax exemption that we have claimed for export business. We have filed an appeal against the assessment order with the Sri Lankan Supreme Court in this regard. Based on consultations with our tax advisors, we believe this order of assessment will more likely than not be vacated in our favour.
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

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

18. Earnings per share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,
	2025	2024
Numerator:
Net income	$21,750	$28,922
Denominator:
Basic weighted average number of shares outstanding	43,330,641	45,443,899
Dilutive impact of equivalent share-based options and RSUs	1,907,693	1,981,118
Diluted weighted average number of shares outstanding	45,238,334	47,425,017
Earnings per share
Basic	0.50	0.64
Diluted	0.48	0.61
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	121,345	204,700
The computation of earnings per ordinary share (“EPS”) was determined by dividing net income by the weighted average number of shares outstanding during the respective periods.

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

19. Segment reporting
The Company provides digital-led business transformation and services. Effective April 1, 2023, the Company adopted a new organizational structure featuring four SBUs, each headed by a chief business officer. Under the new organizational structure, the Company combined its prior verticals into the four SBUs. The new structure is intended to help drive improved outcomes for global clients and enable the Company to better drive business synergies, enhance scalability, generate operating leverage, and create organizational depth. The Company now manages and reports financial information through its four SBUs, which reflects how management reviews financial information and makes operating decisions.
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

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The segment results for the three months ended June 30, 2025 are as follows:

	TSLU	MRHP	HCLS	BFSI	Reconciling item (3)	Total
Revenue from external customers
Segment Revenue	$94,369	$84,265	$35,811	$146,899	$(7,550)	$353,794
Payments to repair centers	—	—	—	13,854	—	13,854
Cost of revenue (1) (2)	59,006	47,586	24,351	87,255	4,103	222,301

Segment gross profit	35,363	36,679	11,460	45,790	(11,653)	117,639
Other costs (4)						64,177
Other income, net						(3,499)
Interest expense						4,399
Amortization of intangible assets						8,687
Share-based compensation expense						11,672
Income- tax expense						10,453

Net income						$21,750

(1)	Excludes share-based compensation expense.
(2)	Cost of revenue under reconciling items includes inter and intra segment eliminations and unallocated expenses.
(3)	Revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations.
(4)	Includes selling and marketing expenses, general and administrative expenses and foreign exchanges loss/ (gain), net excluding share-based compensation expense.
No client individually accounted for 10% or more of the total revenue during the three months ended June 30, 2025.

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

The segment results for the three months ended June 30, 2024 are as follows:

	TSLU	MRHP	HCLS	BFSI	Reconciling item (3)	Total
Revenue from external customers
Segment Revenue	$93,466	$76,943	$41,487	$118,410	$(7,191)	$323,115
Payments to repair centers	—	—	—	10,676	—	10,676
Cost of revenue (1) (2)	56,013	42,459	25,906	66,850	5,370	196,599

Segment gross profit	37,453	34,484	15,581	40,884	(12,561)	115,840
Other costs (4)						59,194
Other income, net						(3,857)
Interest expense						4,381
Amortization of intangible assets						6,918
Share-based compensation expense						11,155
Income- tax expense						9,127

Net income						$28,922

(1)	Excludes share-based compensation expense.
(2)	Cost of revenue under reconciling items includes inter and intra segment eliminations and unallocated expenses.
(3)	Revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations.
(4)	Includes selling and marketing expenses, general and administrative expenses and foreign exchanges loss/ (gain), net excluding share-based compensation expense.
No client individually accounted for 10% or more of the total revenue during the three months ended June 30, 2024.

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

External revenue
Revenues from the geographic segments are based on domicile of the customer. The Company’s external revenue by geographic area is as follows:

	Three months ended June 30,
	2025	2024
Jersey, Channel Islands	$—	$—
North America (primarily the US)	165,540	148,220
UK	96,304	95,439
Australia	31,085	23,645
Europe (excluding the UK)	26,701	24,131
South Africa	2,603	2,909
Rest of the world	31,561	28,771

Total	$353,794	$323,115

The Company’s long-lived assets by geographic area, which consist of property and equipment and right-of-use
assets, are as follows:

	As at
	June 30, 2025	March 31, 2025
Jersey, Channel Islands	$—	$—
India	151,945	131,038
Philippines	57,021	56,152
South Africa	49,839	46,734
North America	10,654	10,403
UK	7,217	7,093
Rest of the world	17,273	16,226

Total	$293,949	$267,646

WNS (HOLDINGS) LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

20. Commitment and contingencies
Capital commitments
As at June 30, 2025 and March 31, 2025, the Company had committed to spend approximately $12,675 and $15,946, respectively, under agreements to purchase property and equipment and software. These amounts are net of capital advances paid in respect of these purchases.
Bank guarantees
Certain subsidiaries of the Company hold bank guarantees aggregating $1,891 and $1,838 as at June 30, 2025 and March 31, 2025, respectively. These guarantees have a remaining expiry term ranging from one
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
Others
From time to time, the Company receives orders of assessment from the VAT, service tax, Local body tax (LBT) and GST authorities, demanding payment of $12,905 towards VAT, service tax, LBT and GST for the period April 1, 2010 to March 31, 2023. The tax authorities have rejected input tax credit on certain types of input services. Based on consultations with the Company’s tax advisors, the Company believes these orders of assessments will more likely than not be vacated by the higher appellate authorities and the Company intends to dispute the orders of assessment.
No assurance can be given, however, that we will prevail in our tax disputes. If we do not prevail, payment of additional taxes, interest and penalties may adversely affect our results of operations, financial condition and cash flows. There can also be no assurance that we will not receive similar or additional orders of assessment in the future.
21. Subsequent event
On July 6, 2025, the Company entered into a Transaction Agreement (the “Transaction Agreement”) with Capgemini S.E. (the “Buyer”) a global business and technology transformation partner, pursuant to which the Company agreed to be acquired by the Buyer in an all-cash transaction valued at approximately $
3,300,000
based on $
76.50
per ordinary share. The transaction has been unanimously approved by both Capgemini’s and Company’s Boards of Directors.
The transaction is subject to approval by the Royal Court of Jersey and Company’s shareholders, as well as to the receipt of customary regulatory approvals and other conditions. The transaction is expected to close by the end of calendar year 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report. We urge you to carefully review and consider the various disclosures made by us in this report and in our other SEC filings, including our annual report on Form 10-K for our fiscal year ended March 31, 2025. Some of the statements in the following discussion are forward-looking statements. See “Special note regarding forward-looking statements.”

Overview

We are a leading provider of global digital-led business transformation and services company, offering comprehensive data, voice, analytical and business transformation services with a blended onshore, near shore and offshore delivery model. We transfer the business processes of our clients to our delivery centers which are located in Canada, China, Costa Rica, India, Malaysia, the Philippines, Poland, Romania, South Africa, Sri Lanka, Turkey, the UK, and the US, with a view to offer cost savings, operational flexibility, improved quality and actionable insights to our clients. We seek to help our clients “transform” their businesses by identifying business and process optimization opportunities through technology-enabled solutions, improvements to their processes, global delivery capabilities, analytics and an understanding of their business.

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

The following table represents our revenue (a GAAP financial measure) for the periods indicated:

	Three months ended June 30,
	2025	2024
	(US dollars in millions)
Revenue	$353.8	$323.1

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

The following table reconciles our revenue (a GAAP financial measure) to revenue less repair payments (a non-GAAP financial measure) for the periods indicated:

	Three months ended June 30,
	2025	2024
	(US dollars in millions)
Revenue	$353.8	$323.1
Less: Payments to repair centers(1)	13.9	10.7

Revenue less repair payments (non-GAAP)	$339.9	$312.4

Note:

(1)	Consists of payments to repair centers in our BFSI segment for “repair services” where we act as the principal in our dealings with the third party repair centers and our clients.

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

	Three months ended June 30,
	2025	2024
	(US dollars in millions)
Revenue less repair payments (non-GAAP)	$339.9	$312.4
Exchange rate impact	0.9	5.9

Constant currency revenue less repair payments (non-GAAP)	$340.9	$318.3

Pending Transaction

On July 6, 2025, we entered into a Transaction Agreement (the “Transaction Agreement”) with Capgemini S.E. (the “Buyer”), pursuant to which we agreed to be acquired by the Buyer in an all-cash transaction valued at approximately $3.3 billion (the “Transaction”). If the Transaction is completed, our shareholders will be entitled to receive $76.50 in cash for each ordinary share they own as of the effective time of the Transaction (subject to certain exceptions). The Transaction is expected to close by the end of 2025, subject to customary closing conditions, including approval by our shareholders and receipt of regulatory approvals. For additional information regarding the Transaction, see “Note 21 — Subsequent event” to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

Economic factors, such as recessionary economic cycles, inflation, rising interest rates, fluctuations in foreign exchange rates, monetary tightening and volatility in the financial markets, have impacted, and may continue to impact, our business, financial condition and results of operations. The current global economic uncertainty and the possibility of continued turbulence or uncertainty in the European, US, Asian and international financial markets and economies have adversely affected, and may continue to adversely affect, our and our clients’ liquidity and financial condition. High levels of inflation in the various geographies where we operate have resulted in increased supply costs, which in turn have impacted pricing and consumer demand. Rising interest rates, coupled with illiquid credit markets and wider credit spreads, may increase our cost of borrowing and cause credit to become more limited, which could have a material adverse effect on not only on our financial condition, liquidity and cash flows, but also on our clients’ ability to use credit to purchase our services or to make timely payments to us. In addition, as a result of high debt levels, a number of countries have required and may continue to require additional financial support, sovereign credit ratings have declined and may continue to decline, and there may be default on the sovereign debt obligations of certain countries. Uncertainties remain regarding future central bank and other economic policies in the US and EU. Such adverse macroeconomic conditions economic conditions may further lead to increased volatility in the currency and financial markets globally. For example, the recent appreciation of the pound sterling may have an unpredictable impact on our company in a number of ways, including the conversion of our operating results into our reporting currency, the US dollar. For further information, see “Part I — Item 1A. Risk Factors — Risks Related to Our Business — Currency fluctuations among the Indian rupee, the pound sterling, the US dollar, the Australian dollar, the Euro, the South African rand and the Philippine peso could have a material adverse effect on our results of operations” of our annual report on Form 10-K for our fiscal year ended March 31, 2025. In addition, volatility in the financial markets could have a material impact on our share price. We cannot predict the trajectory of the recent economic slowdown or any subsequent economic recovery. If adverse macroeconomic conditions continue for a prolonged period of time or even worsen, our business, financial condition and results of operations will be adversely affected.

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

Additionally, major political events, including the UK’s withdrawal from the EU in January 2020, commonly referred to as “Brexit,” has also created uncertainty for businesses such as ours that operate in these markets. While the UK and the EU have ratified a trade and cooperation agreement to govern their relationship after Brexit, the agreement merely sets forth a framework in many respects and requires additional bilateral negotiations between the UK and the EU as both parties continue to work on the rules for implementation. Significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. Such terms could adversely affect the economic conditions in affected markets as well as the stability of the global financial markets, which in turn have had and may continue to have a material adverse effect on global economic conditions and financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital. 24.8% of our revenues and 21.8% of our revenue less repair payments (non-GAAP) in the three months ended June 30, 2025 and 26.2% of our revenues and 23.3% of our revenue less repair payments (non-GAAP) in fiscal 2025 were denominated in pound sterling. The extent and duration of the decline in the value of the pound sterling to the US dollar and other currencies is unknown at this time. A long-term reduction in the value of the pound sterling as a result of Brexit or otherwise could adversely impact our earnings growth rate and profitability. Although we believe that our hedging program is effective, there is no assurance that it will protect us against fluctuations in foreign currency exchange rates.

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

For example, the Indian rupee depreciated against the US dollar by an average of 2.6% and the Australian dollar depreciated against the US dollar by an average of 2.6% for the three months ended June 30, 2025 as compared to the average exchange rates for the three months ended June 30, 2024, while the pound sterling appreciated against the US dollar by an average of 5.9%, the Euro appreciated against the US dollar by an average of 5.4% and the Philippine peso appreciated against the US dollar by an average of 2.7% for the three months ended June 30, 2025 as compared to the average exchange rates for the three months ended June 30, 2024.

The depreciation of the Indian rupee and the appreciation of the pound sterling and the Euro dollar against the US dollar, for the three months ended June 30, 2025 as compared to the average exchange rates for the three months ended June 30, 2024, positively impacted our results of operations during that period.

Revenue

Our revenue is categorized by client, industry, service type, geographic and contract type diversity, as the analysis below indicates.

Revenue by Top Clients

For the three months ended June 30, 2025 and 2024, the percentage of revenue and revenue less repair payments (non-GAAP) that we derived from our largest clients were in the proportions set forth in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Three months ended June 30,		Three months ended June 30,
	2025	2024	2025	2024
Top client	4.8%	5.8%	5.0%	6.0%
Top five clients	20.2%	21.6%	21.0%	22.3%
Top ten clients	31.4%	32.1%	31.4%	32.3%
Top twenty clients	43.4%	44.3%	43.3%	44.4%

Revenue by SBUs

For the three months ended June 30, 2025 and 2024, the percentage of revenue and revenue less repair payments (non-GAAP) that we derived from our SBUs were in the proportions set forth in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Three months ended June 30,		Three months ended June 30,
Strategic Business Unit	2025	2024	2025	2024
BFSI	41.5%	36.6%	39.1%	34.5%
TSLU	26.7%	28.9%	27.8%	29.9%
MRHP	23.8%	23.8%	24.8%	24.6%
HCLS	10.1%	12.8%	10.5%	13.3%
Reconciling item (1)	(2.1)%	(2.1)%	(2.2)%	(2.3)%

Total	100.0%	100.0%	100.0%	100.0%

Note:

(1)	Revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations.

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

Revenue by Service Type

For the three months ended June 30, 2025 and 2024, our revenue and revenue less repair payments (non-GAAP) were diversified across service types in the proportions set forth in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Three months ended June 30,		Three months ended June 30,
Service Type	2025	2024	2025	2024
Industry-specific	45.8%	43.3%	43.6%	41.4%
Finance and accounting	18.5%	20.0%	19.2%	20.7%
Customer experience services	16.8%	19.0%	17.5%	19.6%
Research and analytics	14.1%	12.5%	14.7%	13.0%
Others(1)	4.8%	5.2%	5.0%	5.3%

Total	100.0%	100.0%	100.0%	100.0%

Note:

(1)	Others includes revenue from technology services, legal services, and human resource outsourcing services.

Revenue by Geography

For the three months ended June 30, 2025 and 2024, our revenue and revenue less repair payments (non-GAAP) were derived from the following geographies (based on the location of our clients) in the proportions set forth below in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Three months ended June 30,		Three months ended June 30,
Geography	2025	2024	2025	2024
North America (primarily the US)	46.8%	45.9%	48.7%	47.4%
UK	27.2%	29.5%	24.3%	27.1%
Europe (excluding the UK)	7.5%	7.5%	7.9%	7.7%
Australia	8.8%	7.3%	9.1%	7.6%
South Africa	0.7%	0.9%	0.8%	0.9%
Rest of world	9.0%	8.9%	9.2%	9.3%

Total	100.0%	100.0%	100.0%	100.0%

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

Outcome-based arrangements are examples of non-linear pricing models where revenues from platforms and solutions and the services we provide are linked to usage or savings by clients rather than the efforts deployed to provide these services. We intend to focus on increasing our service offerings that are based on non-linear pricing models that allow us to price our services based on the value we deliver to our clients rather than the headcount deployed to deliver the services to them. We believe that non-linear pricing models help us to grow our revenue without increasing our headcount. Accordingly, we expect increased use of non-linear pricing models to result in higher revenue per employee and improved margins. Non-linear revenues may be subject to short-term pressure on margins, however, as initiatives in developing the products and services take time to deliver. Moreover, in outcome-based arrangements, we bear the risk of failure to achieve clients’ business objectives in connection with these projects. For more information, see “Part I — Item 1A. Risk Factors — Risks Related to Our Business — If our pricing structures do not accurately anticipate the cost and complexity of performing our work, our profitability may be negatively affected.” of our annual report on Form 10-K for our fiscal year ended March 31, 2025.

Revenue by Contract Type

For the three months ended June 30, 2025 and 2024, our revenue and revenue less repair payments (non-GAAP) were diversified by contract type in the proportions set forth in the following table:

	As a percentage of revenue		As a percentage of revenue less repair payments (non-GAAP)
	Three months ended June 30,		Three months ended June 30,
Contract Type	2025	2024	2025	2024
Full-time-equivalent	73.8%	72.5%	76.8%	74.9%
Transaction	15.4%	14.9%	12.0%	12.0%
Subscription	1.1%	4.9%	1.1%	5.0%
Fixed price	7.8%	4.6%	8.2%	4.8%
Others(1)	1.9%	3.1%	1.9%	3.3%

Total	100.0%	100.0%	100.0%	100.0%

Note:

(1)

Others includes revenue from “outcome-based arrangements”, which typically involve billings based on the business result achieved by our clients through our services (such as reduction in days sales outstanding, an improvement in working capital, an increase in collections and a reduction in operating expenses).

Expenses

The majority of our expenses consist of cost of revenue and operating expenses. The key components of our cost of revenue are employee costs, payments to repair centers, facilities costs, depreciation, legal and professional costs, and travel expenses. Our operating expenses include selling and marketing expenses, and administrative expenses, foreign exchange gains and losses and amortization of intangible assets. Our non-operating expenses include finance expenses as well as other expenses recorded under “other income, net.”

Cost of Revenue

Employee costs represent the largest component of cost of revenue. In addition to employee salaries, employee costs include costs related to recruitment, training and retention, and share-based compensation expense. Historically, our employee costs have increased primarily due to increases in the number of employees to support our growth and, to a lesser extent, to recruit, train and retain employees. Salary levels in India and our ability to efficiently manage and retain our employees significantly influence our cost of revenue. See “Part I — Item 1. Business— Human Capital Development” of our annual report on Form 10-K for our fiscal year ended March 31, 2025. Regulatory developments may, however, result in wage increases in India and increase our cost of revenue.

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

General and Administrative Expenses

Our general and administrative expenses comprise of primarily employee costs for senior management and other support personnel, share-based compensation expense, legal and professional fees, travel expenses, and other general expenses not related to cost of revenue and selling and marketing. It includes acquisition related expenses and benefits, including transaction costs, integration expenses and employment-linked earn-out as part of deferred consideration. It also includes costs related to our transition to US GAAP reporting and voluntarily filing on US domestic issuer forms with SEC and transaction expenses related to the proposed acquisition of the company by Capgemini S.E.

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

Amortization of Intangible Assets

Amortization of intangible assets is primarily associated with our acquisitions of Denali Sourcing Services Inc. (“Denali”) in January 2017, MTS HealthHelp Inc. and its subsidiaries (“HealthHelp”) in March 2017, Vuram in July 2022, The Smart Cube in December 2022, OptiBuy in December 2022 and Kipi.ai in March 2025 and amortization of intangible assets associated with the business transfer of a large insurance company in October 2022. It also includes amortization of software acquired in the normal course of business and developed in-house.

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

The following table presents certain operating data as at the dates indicated:

	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Total head count	66,085	64,505	63,390	62,951	60,513	60,125
Built up seats(1)	43,048	42,494	43,550	43,108	41,676	41,599

Notes:

(1)

“Built up seats” refers to the total number of production seats (excluding support functions like finance, human resources, administration and seats dedicated for business continuity planning) that are set up in any premises.

The service delivery capacities of our remote-working employees may not be equivalent to their normal capacities when working in our delivery centers. We averaged 72% “work from office” during the three months ended June 30, 2025.

Our built up seats increased by 3.3% from 41,676 as at June 30, 2024 to 43,048 as at June 30, 2025 due to expansion of our facilities in Hyderabad and Bangalore in India, South Africa, Sri Lanka and Romania, partially offset by the surrender of our facilities in Mumbai in India. Our total headcount increased by 9.2% from 60,513 as at June 30, 2024 to 66,085 as at June 30, 2025 in line with our revenue increase.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” and Note 2 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended March 31, 2025.

For further details on our segment reporting, refer to “Note 19 –Segment reporting” of our unaudited consolidated financial statements in Part I of this report.

Results of Operations

The following table sets forth certain financial information as a percentage of revenue and revenue less repair payments (non-GAAP) for the periods indicated:

	As a percentage of
	Revenue		Revenue less repair payments (non-GAAP)
	Three months ended June 30,
	2025	2024	2025	2024
Cost of revenue	67.1%	64.8%	65.7%	63.6%
Gross profit	32.9%	35.2%	34.3%	36.4%
Operating expenses:
Selling and marketing expenses	5.9%	6.7%	6.1%	6.9%
General and administrative expenses	15.7%	14.1%	16.4%	14.6%
Foreign exchange loss/(gain), net	(0.5)%	0.3%	(0.5)%	0.3%
Amortization of intangible assets	2.5%	2.1%	2.6%	2.2%
Operating profit	9.4%	11.9%	9.7%	12.3%
Other income, net	(1.0)%	(1.2)%	(1.0)%	(1.2)%
Finance expense	1.2%	1.4%	1.3%	1.4%
Income tax expense	3.0%	2.8%	3.1%	2.9%
Profit after tax	6.1%	9.0%	6.4%	9.3%

The following table reconciles revenue (a GAAP financial measure) to revenue less repair payments (a non-GAAP financial measure) and sets forth payments to repair centers and revenue less repair payments (non-GAAP) as a percentage of revenue for the periods indicated:

	Three months ended June 30,
	2025	2024	2025	2024
	(US dollars in millions)
Revenue	$353.8	$323.1	100.0%	100.0%
Less: Payments to repair centers	13.9	10.7	3.9%	3.3%

Revenue less repair payments (non-GAAP)	$339.9	$312.4	96.1%	96.7%

The following table presents our results of operations for the periods indicated:

	Three months ended June 30,
	2025	2024
	(US dollars in millions)
Revenue	$353.8	$323.1
Cost of revenue(1)	237.2	209.4

Gross profit	116.6	113.7
Operating expenses:
Selling and marketing expenses(2)	20.9	21.5
General and administrative expenses(3)	55.7	45.7
Foreign exchange loss/(gain), net	(1.8)	1.0
Amortization of intangible assets	8.7	6.9

Operating profit	33.1	38.6
Other income, net	(3.5)	(3.9)
Finance expense	4.4	4.4

Profit before income taxes	32.2	38.0
Income tax expense	10.5	9.1

Profit after tax	$21.8	$28.9

Results for the three months ended June 30, 2025 compared to the three months ended June 30, 2024

Revenue

The following table sets forth our revenue and percentage change in revenue for the periods indicated:

	Three months ended June 30,
	2025	2024	Change	% Change
	(US dollars in millions)
Revenue	$353.8	$323.1	$30.7	9.5%

The increase in revenue of $30.7 million was primarily attributable to revenue from new clients of $23.5 million (including clients from Kipi.ai which we acquired in March 2025), an increase in revenue from existing clients of $7.2 million and an appreciation of the pound sterling, the Euro and the South African rand by an average of 5.9%, 5.4% and 1.6% respectively, against the US dollar for the three months ended June 30, 2025 as compared to the respective average exchange rates for the three months ended June 30, 2024. The increase was partially offset by a depreciation of the Australian dollar by an average of 2.6% against the US dollar for the three months ended June 30, 2025 as compared to the respective average exchange rates for the three months ended June 30, 2024. The increase in revenue was primarily attributable to higher revenues in our BFSI, MRHP and TSLU segments, partially offset by lower revenues in our HCLS segment, attributable to the loss of a large Healthcare client.

Revenue by Geography

The following table sets forth the composition of our revenue based on the location of our clients in our key geographies for the periods indicated:

	Revenue		As a percentage of Revenue
	Three months ended June 30,
	2025	2024	2025	2024
	(US dollars in millions)
North America (primarily the US)	$165.5	$148.2	46.8%	45.9%
UK	96.3	95.4	27.2%	29.5%
Australia	31.1	23.6	8.8%	7.3%
Europe (excluding the UK)	26.7	24.1	7.5%	7.5%
South Africa	2.6	2.9	0.7%	0.9%
Rest of world	31.6	28.8	9.0%	8.9%

Total	$353.8	$323.1	100.0%	100.0%

The increase in revenue in the North America (primarily the US) region was primarily attributable to higher revenues in our BFSI and MRHP segments, partially offset by lower revenues in our HCLS and TSLU segments.

The increase in revenue from the UK region was primarily attributable to higher revenues in our BFSI segment and an appreciation of the pound sterling against the US dollar by an average of 5.9% for the three months ended June 30, 2025 as compared to the average exchange rate for the three months ended June 30, 2024, partially offset by lower revenues from our TSLU, MRHP and HCLS segments.

The increase in revenue from the Australia region was primarily attributable to higher revenues in all our segments. The increase was partially offset by a depreciation of the Australian dollar against the US dollar by an average of 2.6% for the three months ended June 30, 2025 as compared to the average exchange rate for the three months ended June 30, 2024.

The increase in revenue from the Europe (excluding the UK) region was primarily attributable to higher revenues in all our segments and an appreciation of the Euro against the US dollar by an average of 5.4% for the three months ended June 30, 2025 as compared to the average exchange rate for the three months ended June 30, 2024.

The decrease in revenue from the South Africa region was primarily attributable to lower revenues in our TSLU segment, partially offset by an appreciation of the South African rand against the US dollar by an average of 1.6% for three months ended June 30, 2025 as compared to the average exchange rate for the three months ended June 30, 2024 and higher revenues in our MRHP and BFSI segments.

The increase in revenue from the rest of world region was primarily attributable to higher revenues in our TSLU, MRHP and HCLS segments, partially offset by lower revenues from our BFSI segment.

Revenue Less Repair Payments (non-GAAP)

The following table sets forth our revenue less repair payments (non-GAAP) and percentage change in revenue less repair payments (non-GAAP) for the periods indicated:

	Three months ended June 30,
	2025	2024	Change	% Change
	(US dollars in millions)
Revenue less repair payments (non-GAAP)	$339.9	$312.4	$27.5	8.8%

The increase in revenue less repair payments (non-GAAP) of $27.5 million was primarily attributable to revenue less repair payments (non-GAAP) from new clients of $23.5 million (including clients from Kipi.ai which we acquired in March 2025), higher revenue less repair payments (non-GAAP) from existing clients of $4.0 million and an appreciation of the pound sterling, the Euro and the South African rand by an average of 5.9%, 5.4% and 1.6% respectively, against the US dollar for the three months ended June 30, 2025 as compared to the respective average exchange rates for the three months ended June 30, 2024. The increase was partially offset by a depreciation of the Australian dollar by an average of 2.6% against the US dollar for the three months ended June 30, 2025 as compared to the respective average exchange rates for the three months ended June 30, 2024. The increase in revenue less repair payments (non-GAAP) was primarily attributable to higher revenue less repair payments (non-GAAP) in our BFSI, MRHP and TSLU segments, partially offset by lower revenue less repair payments (non-GAAP) in our HCLS segment, attributable to the loss of a large Healthcare client.

Revenue Less Repair Payments (non-GAAP) by Geography

The following table sets forth the composition of our revenue less repair payments (non-GAAP) based on the location of our clients in our key geographies for the periods indicated:

	Revenue less repair payments (non-GAAP)		As a percentage of revenue less repair payments (non-GAAP)
	Three months ended June 30,
	2025	2024	2025	2024
	(US dollars in millions)
North America (primarily the US)	$165.5	$148.2	48.7%	47.4%
UK	82.5	84.8	24.3%	27.1%
Australia	31.1	23.6	9.1%	7.6%
Europe (excluding the UK)	26.7	24.1	7.9%	7.7%
South Africa	2.6	2.9	0.8%	0.9%
Rest of world	31.6	28.8	9.2%	9.3%

Total	$339.9	$312.4	100.0%	100.0%

The increase in revenue less repair payments (non-GAAP) in the North America (primarily the US) region was primarily attributable to higher revenue less repair payments (non-GAAP) in our BFSI and MRHP segments, partially offset by lower revenue less repair payments (non-GAAP) in our HCLS and TSLU segments.

The decrease in revenue less repair payments (non-GAAP) from the UK region was primarily attributable to lower revenue less repair payments (non-GAAP) in our TSLU, MRHP and HCLS segments. The decrease was partially offset by an appreciation of the pound sterling against the US dollar by an average of 5.9% for the three months ended June 30, 2025 as compared to the average exchange rate for the three months ended June 30, 2024 and higher revenue less repair payments (non-GAAP) from our BFSI segment.

The increase in revenue less repair payments (non-GAAP) from the Australia region was primarily attributable to higher revenue less repair payments (non-GAAP) in all our segments. The increase was partially offset by a depreciation of the Australian dollar against the US dollar by an average of 2.6% for the three months ended June 30, 2025 as compared to the average exchange rate for the three months ended June 30, 2024.

The increase in revenue less repair payments (non-GAAP) from the Europe (excluding the UK) region was primarily attributable to higher revenue less repair payments (non-GAAP) in all our segments and an appreciation of the Euro against the US dollar by an average of 5.4% for the three months ended June 30, 2025 as compared to the average exchange rate for the three months ended June 30, 2024.

The decrease in revenue less repair payments (non-GAAP) from the South Africa region was primarily attributable to lower revenue less repair payments (non-GAAP) in our TSLU segment, partially offset by an appreciation of the South African rand against the US dollar by an average of 1.6% for three months ended June 30, 2025 as compared to the average exchange rate for the three months ended June 30, 2024 and higher revenue less repair payments (non-GAAP) in our MRHP and BFSI segments.

The increase in revenue less repair payments (non-GAAP) from the rest of world region was primarily attributable to higher revenue less repair payments (non-GAAP) in our TSLU, MRHP and HCLS segments, partially offset by lower revenue less repair payments (non-GAAP) from our BFSI segment.

Cost of Revenue

The following table sets forth the composition of our cost of revenue for the periods indicated:

	Three months ended June 30,
	2025	2024	Change
	(US dollars in millions)
Employee costs	$171.0	$151.5	$19.5
Repair payments	13.9	10.7	3.2
Facilities costs	35.0	31.1	3.9
Depreciation	7.0	6.8	0.2
Legal and professional costs	2.4	2.5	(0.1)
Travel costs	2.6	2.4	0.3
Other costs	5.3	4.5	0.8

Total cost of revenue	$237.2	$209.4	$27.8

As a percentage of revenue	67.1%	64.8%

The increase in cost of revenue was primarily due to higher repair payments, higher facilities running costs due to capacity expansion and an increase in facilities utilization (as the number of employees working in the office increased), higher depreciation cost due to higher fixed assets, higher employee cost in line with headcount growth (including headcount from our acquisition of Kipi.ai in March 2025) and an appreciation of the South Africa rand, the pound sterling and the Philippine peso against the US dollar by an average of 1.6%, 5.9% and 2.7% respectively for the three months ended June 30, 2025 as compared to the average exchange rate for the three months ended June 30, 2024, which increased our cost of revenue by approximately $1.5 million. The increase was partially offset by a depreciation of the Indian rupees against the US dollar by an average of 2.6% for the three months ended June 30, 2025 as compared to the average exchange rate for the three months ended June 30, 2024, which decreased our cost of revenue by approximately $2.5 million.

Gross Profit

The following table sets forth our gross profit for the periods indicated:

	Three months ended June 30,
	2025	2024	Change
	(US dollars in millions)
Gross profit	$116.6	$113.7	$2.9
As a percentage of revenue	32.9%	35.2%
As a percentage of revenue less repair payments (non-GAAP)	34.3%	36.4%

Gross profit as a percentage of revenue was lower for three months ended June 30, 2025 as compared to three months ended June 30, 2024, primarily due to higher cost of revenue as a percentage of revenue as discussed above.

Gross profit as a percentage of revenue less repair payments (non-GAAP) was lower for three months ended June 30, 2025 as compared to three months ended June 30, 2024 primarily due to lower cost of revenue as a percentage of revenue less repair payments (non-GAAP).

For further information, see note (1) to the table presenting certain operating data in “— Operating Data” above.

Selling and Marketing Expenses

The following table sets forth the composition of our selling and marketing expenses for the periods indicated:

	Three months ended June 30,
	2025	2024	Change
	(US dollars in millions)
Employee costs	$16.1	$16.3	$(0.2)
Other costs	4.8	5.3	(0.5)

Total selling and marketing expenses	$20.9	$21.5	$(0.7)

As a percentage of revenue	5.9%	6.7%
As a percentage of revenue less repair payments (non-GAAP)	6.1%	6.9%

The decrease in our selling and marketing expenses was primarily attributable to a decrease in other cost primarily related to lower spend on marketing. The decrease was partially offset by an appreciation of the pound sterling against the US dollar by an average of 5.9% for the three months ended June 30, 2025 as compared to the average exchange rate for the three months ended June 30, 2024, which increased our selling and marketing expenses by approximately $0.4 million.

General and Administrative Expenses

The following table sets forth the composition of our general and administrative expenses for the periods indicated:

	Three months ended June 30,
	2025	2024	Change
	(US dollars in millions)
Employee costs	$41.8	$33.4	$8.4
Other costs	13.9	12.3	1.6

Total general and administrative expenses	$55.7	$45.7	$10.0

As a percentage of revenue	15.7%	14.1%
As a percentage of revenue less repair payments (non-GAAP)	16.4%	14.6%

The increase in general and administrative expenses was primarily attributable to higher share-based compensation,transaction expenses related to the proposed acquisition of the company by Capgemini S.E. and acquisition related expenses related to our acquisition of Kipi.ai in March 2025. The increase was partially offset by a depreciation of the Indian rupee by 2.6% against the US dollar for the three months ended June 30, 2025 as compared to the average exchange rate for the three months ended June 30, 2024, which reduced our general and administrative expenses by approximately $0.4 million.

Foreign Exchange Gain, Net

The following table sets forth our foreign exchange gain, net for the periods indicated:

	Three months ended June 30,
	2025	2024	Change
	(US dollars in millions)
Foreign exchange loss / (gain), net	$(1.8)	$1.0	$(2.7)

We recorded foreign exchange gain of $1.8 million in the three months ended June 30, 2025, primarily on account of a revaluation gain of $1.8 million as compared to a foreign exchange loss of $1.0 million in the three months ended June 30, 2024, primarily on account of a revaluation loss of $0.7 million and de-designation of hedges of $0.3 million.

Amortization of Intangible Assets

The following table sets forth our amortization of intangible assets for the periods indicated:

	Three months ended June 30,
	2025	2024	Change
	(US dollars in millions)
Amortization of intangible assets	$8.7	$6.9	$1.8

The increase in amortization of intangible assets was primarily attributable to higher amortization of intangibles related to our acquisition of Kipi.ai, which we acquired in March 2025.

Operating Profit

The following table sets forth our operating profit for the periods indicated:

	Three months ended June 30,
	2025	2024	Change
	(US dollars in millions)
Operating profit	$33.1	$38.6	$(5.5)
As a percentage of revenue	9.4%	11.9%
As a percentage of revenue less repair payments (non-GAAP)	9.7%	12.3%

Operating profit as a percentage of revenue for the three months ended June 30, 2025 was lower due to higher cost of revenue and general and administrative expenses each as a percentage of revenue as explained earlier, partially offset by lower selling and marketing expense as a percentage of revenue.

Operating profit as a percentage of revenue less repair payments (non-GAAP) for the three months ended June 30, 2025 was lower due to higher cost of revenue and general and administrative expenses each as a percentage of revenue less repair payments (non-GAAP) as explained earlier, partially offset by lower selling and marketing expense as a percentage of revenue less repair payments (non-GAAP).

Other Income, Net

The following table sets forth our other income, net for the periods indicated:

	Three months ended June 30,
	2025	2024	Change
	(US dollars in millions)
Other income, net	$(3.5)	$(3.9)	$0.4

Other income, net was marginally lower in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Finance Expense

The following table sets forth our finance expense for the periods indicated:

	Three months ended June 30,
	2025	2024	Change
	(US dollars in millions)
Finance expense	$4.4	$4.4	$0.0

Finance expense for three months ended June 30, 2025 remained stabled as compared to the three months ended June 30, 2024

Income Tax Expense

The following table sets forth our income tax expense for the periods indicated:

	Three months ended June 30,
	2025	2024	Change
	(US dollars in millions)
Income tax expense	$10.5	$9.1	$1.3

The increase in income tax expense was primarily due to the expiry of tax holiday in Sri Lanka, reversal of deferred tax assets on stock compensation charge and higher taxable profits in jurisdictions with higher tax rates in three months ended June 30, 2025.

Profit After Tax

The following table sets forth our profit after tax for the periods indicated:

	Three months ended June 30,
	2025	2024	Change
	(US dollars in millions)
Profit after tax	$21.8	$28.9	$(7.2)
As a percentage of revenue	6.1%	9.0%
As a percentage of revenue less repair payments (non-GAAP)	6.4%	9.3%

The decrease in profit after tax as a percentage of revenue as well as a percentage of revenue less repair payments (non-GAAP) was primarily on account of lower operating profit as a percentage of revenue as well as a percentage of revenue less repair payments (non-GAAP) as explained earlier and higher income tax expense.

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

The Company uses revenue less repair payments (non-GAAP) as a primary measure to allocate resources and measure segment performance. Revenue less repair payments is a non-GAAP measure, which is calculated as (a) revenue less (b) in the Company’s BFSI segment, payments to repair centers for “repair services” where the Company acts as the principal in its dealings with the third party repair centers and its clients.

The CODM does not evaluate certain operating expenses, finance expense, other income, net and income taxes by segment, therefore the Company does not allocate these expenses by segment.

The segment results for the three months ended June 30, 2025 are as follows:

(US dollars in millions)	TSLU	MRHP	HCLS	BFSI	Reconciling item (3)	Total
Revenue from external customers
Segment Revenue	$94.4	$84.3	$35.8	$146.9	$(7.6)	$353.8
Payments to repair centers	—	—	—	13.9	—	13.9
Adjusted cost of revenue (1) (2)	59.0	47.6	24.4	87.3	4.1	$222.3

Adjusted gross profit margin	35.4	36.7	11.5	45.8	(11.7)	117.6

Other costs (4)						60.6
Other income, net						(3.5)
Finance expense						4.4
Amortization of intangible assets						8.7
Share-based compensation expense						11.7
Statutory employment tax and insurance contributions						1.3
Transaction expenses related to the proposed acquisition of the company by Capgemini S.E.						2.2
Income- tax expense						10.5

Profit after tax						$21.8

(1)	Excludes share-based compensation expense and statutory employment tax and insurance contributions.
(2)	Adjusted cost of revenue under reconciling items includes inter and intra segment eliminations and unallocated expenses.
(3)	Revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations.
(4)	Includes selling and marketing expenses, general and administrative expenses and foreign exchanges loss/ (gain), net excluding share-based compensation expense.

The segment results for the three months ended June 30, 2024 are as follows:

(US dollars in millions)	TSLU	MRHP	HCLS	BFSI	Reconciling item (3)	Total
Revenue from external customers
Segment Revenue	$93.5	$76.9	$41.5	$118.4	$(7.2)	$323.1
Payments to repair centers	—	—	—	10.7	—	10.7
Adjusted cost of revenue (1) (2)	56.0	42.5	25.9	66.8	5.4	$196.6

Adjusted gross profit margin	37.5	34.5	15.6	40.9	(12.6)	115.8

Other costs (4)						58.9
Other income, net						(3.9)
Finance expense						4.4
Amortization of intangible assets						6.9
Share-based compensation expense						11.2
Costs related to the termination of ADS program and listing of ordinary shares						0.1
Costs related to the transition to voluntarily reporting on US domestic issuer forms						0.3
Income- tax expense						9.1

Profit after tax						$28.9

(1)	Excludes share-based compensation expense and statutory employment tax and insurance contributions.
(2)	Adjusted cost of revenue under reconciling items includes inter and intra segment eliminations and unallocated expenses.
(3)	Revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations.
(4)	Includes selling and marketing expenses, general and administrative expenses and foreign exchanges loss/ (gain), net excluding share-based compensation expense.

Revenue by SBUs

Revenue and revenue less repair payments (non-GAAP) that we derived from our SBUs are as set forth in the following table for the periods indicated:

	Three months ended June 30, 2025		Three months ended June 30, 2024
Strategic Business Unit (US dollars in millions)	Revenue	Revenue less repair payments (non-GAAP)	Revenue	Revenue less repair payments (non-GAAP)
BFSI	146.9	133.0	118.4	107.7
TSLU	94.4	94.4	93.5	93.5
MRHP	84.3	84.3	76.9	76.9
HCLS	35.8	35.8	41.5	41.5
Reconciling item (1)	(7.6)	(7.6)	(7.2)	(7.2)

Total	353.8	339.9	323.1	312.4

Note:

(1)	Revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations

TSLU

Segment Revenue

Revenue and revenue less repair payments (non-GAAP) in the segment increased by 1.0% to $94.4 million in three months ended June 30, 2025 from $93.5 million in three months ended June 30, 2024. The increase was primarily attributable to revenue from new clients of $3.2 million and an appreciation of the pound sterling, the Euro and the South African rand by an average of 5.9%, 5.4% and 1.6% respectively, in each case against the US dollar for the three months ended June 30, 2025, as compared to the respective average exchange rates in the three months ended June 30, 2024. The increase was partially offset by lower revenue from our existing clients by $2.4 million due to lower volumes in the online travel segment and a depreciation of the Australian dollar by an average of 2.6% against the US dollar in the three months ended June 30, 2025, as compared to the average exchange rates in the three months ended June 30 2024.

Segment Adjusted Gross Profit Margin

Segment gross profit in the segment decreased by 5.6% to $35.4 million in three months ended June 30, 2025 from $37.5 million in three months ended June 30, 2024. The decrease was primarily attributable to higher cost of revenue primarily due to higher facilities running costs due to an increase in facilities utilization (as our employees gradually returned to the office) and higher travel cost.

MRHP

Segment Revenue

Revenue and revenue less repair payments (non-GAAP) in the segment increased by 9.5% to $84.3 million in three months ended June 30, 2025 from $76.9 million in three months ended June 30, 2024. The increase was primarily attributable to revenue from new clients of $15.3 million and an appreciation of the pound sterling, the Euro and the South African rand by an average of 5.9%, 5.4% and 1.6% respectively, in each case against the US dollar for the three months ended June 30, 2025, as compared to the respective average exchange rates in the three months ended June 30, 2024. The increase was partially offset by lower revenue from our existing clients by $8.0 million due to lower volumes in the online travel segment and a depreciation of the Australian dollar by an average of 2.6% against the US dollar in the three months ended June 30, 2025, as compared to the average exchange rates in the period ended June 30 2024.

Segment Adjusted Gross Profit Margin

Segment gross profit in the segment increased by 6.4% to $36.7 million in three months ended June 30, 2025 from $34.5 million in three months ended June 30, 2024. The increase was primarily attributable revenues higher revenues partially offset by higher cost of revenue primarily due to higher employee cost in line with revenue growth.

HCLS

Segment Revenue

Revenue and revenue less repair payments (non-GAAP) in the segment decreased by 13.7% to $35.8 million in three months ended June 30, 2025 from $41.5 million in three months ended June 30, 2024. The decrease was primarily attributable to the loss of a large healthcare client revenue and a depreciation of the Australian dollar by an average of 2.6% against the US dollar in the three months ended June 30, 2025, as compared to the average exchange rates in the period ended June 30 2024. The decrease was partially offset by and an appreciation of the pound sterling, the Euro and the South African rand by an average of 5.9%, 5.4% and 1.6% respectively, in each case against the US dollar for the three months ended June 30, 2025, as compared to the respective average exchange rates in the three months ended June 30, 2024.

Segment Adjusted Gross Profit Margin

Segment gross profit in the HCLS segment decreased by 26.3% to $11.5 million in three months ended June 30, 2025 from $15.6 million in three months ended June 30, 2024. The decrease was primarily attributable to lower segment revenue, partially offset by lower cost of revenue primarily due to lower employee cost.

BFSI

Segment Revenue

Revenue in the BFSI segment increased by 24.1% to $146.9 million in three months ended June 30, 2025 from $118.4 million in three months ended June 30, 2024. This increase was primarily attributable to an increase in revenues from our existing clients by $24.0 million, revenue from new clients of $4.5 million and an appreciation of the pound sterling, the Euro and the South African rand by an average of 5.9%, 5.4% and 1.6% respectively, in each case against the US dollar for the three months ended June 30, 2025, as compared to the respective average exchange rates in the three months ended June 30, 2024. The decrease was partially offset by a depreciation of the Australian dollar by an average of 2.6% against the US dollar in the three months ended June 30, 2025, as compared to the average exchange rates in the period ended June 30 2024.

Revenue less repair payments (non-GAAP) in the BFSI segment increased by 23.5% to $133.0 million in three months ended June 30, 2025 from $107.7 million in three months ended June 30, 2024. This increase was primarily attributable to an increase in revenues from our existing clients by $20.8 million, revenue from new clients of $4.5 million and an appreciation of the pound sterling, the Euro and the South African rand by an average of 5.9%, 5.4% and 1.6% respectively, in each case against the US dollar for the three months ended June 30, 2025, as compared to the respective average exchange rates in the three months ended June 30, 2024. The decrease was partially offset by a depreciation of the Australian dollar by an average of 2.6% against the US dollar in the three months ended June 30, 2025, as compared to the average exchange rates in the period ended June 30 2024.

Segment Adjusted Gross Profit Margin

Segment gross profit in the BFSI segment increased by 12.0% to $45.8 million in three months ended June 30, 2025 from $40.9 million in three months ended June 30, 2024. The increase was primarily attributable to higher segment revenue, partially offset by higher cost of revenue primarily higher employee cost on account of higher headcount to support higher revenue and wage inflation and higher facilities running costs due to an increase in facilities utilization (as our employees gradually returned to the office).

Reconciling item

Segment Revenue

The revenue under reconciling items includes inter and intra segment eliminations and impact of foreign exchange fluctuations. Revenue and revenue less repair payments (non-GAAP) in the Reconciling item segment increased by 5.0% to ($7.6) million in three months ended June 30, 2025 from ($7.1) million in three months ended June 30, 2024.

Segment Adjusted Gross Profit Margin

The gross profit under reconciling items includes inter and intra segment eliminations and unallocated expenses. Segment gross profit in the Reconciling item segment increased by 7.2% to ($11.7) million in three months ended June 30, 2025 from ($12.6) million in three months ended June 30, 2024. The increase was primarily attributable to higher cost of revenue.

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

As at June 30, 2025, we had cash and cash equivalents of $100.9 million which were primarily held in Indian Rupee, South African rand, pound sterling, US dollars, Sri Lankan rupee and the Philippine pesos. We typically seek to invest our available cash on hand in bank deposits and money market instruments. Our investments include primarily bank deposits, marketable securities and mutual funds which totaled $121.6 million as at June 30, 2025.

On July 6, 2025, we entered into a Transaction Agreement with the Buyer in an all-cash transaction valued at approximately $3.3 billion. Under the terms of the Transaction Agreement, we have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Transaction Agreement and the consummation of the Transaction. In addition, without the consent of the Buyer, we may not take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including incurring material capital expenditures above specified thresholds, or issuing additional debt facilities. If the Transaction Agreement is terminated in certain circumstances, including by us if we enter into a superior proposal or by Buyer because our board of directors changes its recommendation in favor of the Transaction, we would be required to pay a termination fee of $118.0 million. We do not believe these restrictions will prevent us from meeting our debt obligations, ongoing costs of operations, working capital needs or capital expenditure requirements. The Transaction is expected to close by the end of 2025, subject to customary closing conditions, including approval by our shareholders and receipt of regulatory approvals. For additional information regarding the Transaction, see “Note 21 — Subsequent event” to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

As at June 30, 2025, we had $266.2 million debt outstanding, as discussed below.

In July 2022, WNS (Mauritius) Limited obtained a term loan facility of $80.0 million from The Hongkong and Shanghai Banking Corporation Limited, Hong Kong and Citibank N.A., Hong Kong Branch for general corporate purposes. The loan bears interest at a rate equivalent to the SOFR plus a margin of 1.20% per annum. WNS (Mauritius) Limited’s obligations under the term loan are guaranteed by WNS. The term loan is secured by a pledge of shares of WNS (Mauritius) Limited held by WNS. The facility agreement for the term loan contains certain covenants, including restrictive covenants relating to our indebtedness and financial covenants relating to our EBITDA to debt service ratio and total net borrowings to EBITDA ratio, each as defined in the facility agreement. The loan matures in July 2027 and the principal is repayable in 10 semi-annual installments of $8.0 million each. On January 9, 2023, July 11, 2023, January 11, 2024, July 11, 2024, January 14, 2025 and July 14, 2025 we made a scheduled repayment of $8.0 million each.

In June 2024, the Company obtained a term loan facility of $100,000 from The Hongkong and Shanghai Banking Corporation Limited, Singapore Branch and JP Morgan Chase Bank N.A., Singapore Branch for general corporate purposes. The loan bears interest at a rate equivalent to the SOFR plus a margin of 1.15% per annum. WNS (Mauritius) Limited’s obligations under the term loan are guaranteed by WNS. The term loan is secured by a pledge of shares of WNS (Mauritius) Limited held by WNS. The facility agreement for the term loan contains certain covenants, including restrictive covenants relating to our indebtedness and financial covenants relating to our EBITDA to debt service ratio and total net borrowings to EBITDA ratio, each as defined in the facility agreement. The loan matures in June 2029 and the principal is repayable in 10 semi-annual installments of $10.0 million each. On December 9, 2024 and June 10, 2025, we made a scheduled repayment of $10.0 million each.

In December 2022, WNS UK obtained a term loan facility of £83.0 million ($114.0 million based on the exchange rate on June 30, 2025) from The Hongkong and Shanghai Banking Corporation Limited, Hong Kong and Citibank N.A., UK Branch to fund our acquisition of The Smart Cube. The loan bears interest at a rate equivalent to SONIA plus a margin of 1.25% per annum. WNS UK’s obligations under the term loan are guaranteed by WNS. The term loan is secured by a pledge of shares of WNS (Mauritius) Limited held by WNS. The facility agreement for the term loan contains certain covenants, including restrictive covenants relating to our indebtedness and financial covenants relating to our EBITDA to debt service ratio and total net borrowings to EBITDA ratio, each as defined in the facility agreement. The loan matures in December 2027 and the principal is repayable in 10 semi-annual installments of £8.3 million each. On June 16, 2023, December 18, 2023, June 18, 2024, December 19, 2024 and June 19, 2025, we made a scheduled repayment of £8.3 million each.

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

As at June 30, 2025, we also had available lines of credit amounting to $153.8 million, and $55.0 million were drawn under these lines of credit, as discussed below. These limits can be utilized in accordance with the agreed terms and prevailing interest rates at the time of borrowing.

•

As at June 30, 2025, our Indian subsidiary, WNS Global, had an unsecured line of credit of ₹840 million ($9.8 million based on the exchange rate on June 30, 2025) from The Hongkong and Shanghai Banking Corporation Limited, ₹600 million ($7.0 million based on the exchange rate on June 30, 2025) from JP Morgan Chase Bank, N.A., ₹800 million ($9.3 million based on the exchange rate on June 30, 2025) from Citibank N.A., ₹750 million ($8.8 million based on the exchange rate on June 30, 2025) from Axis Bank, ₹600 million ($7.0 million based on the exchange rate on June 30, 2025) from DBS Bank, ₹600 million ($7.0 million based on the exchange rate on June 30, 2025) from HDFC Bank, ₹600 million ($7.0 million based on the exchange rate on June 30, 2025) from ICICI Bank and ₹600 million ($7.0 million based on the exchange rate on June 30, 2025) from Standard Chartered Bank for working capital purposes. Interest on these lines of credit would be determined on the date of the borrowing. These lines of credit generally can be withdrawn by the relevant lender at any time. As at June 30, 2025, there was no amount utilized from these lines of credit.

•

As at June 30, 2025 WNS UK had a working capital facility of £14.0 million ($19.2 million based on the exchange rate on June 30, 2025) from HSBC Bank plc. The working capital facility bears interest at Bank of England base rate plus a margin of 2.00% per annum. Interest is payable on a quarterly basis. The facility is subject to conditions to drawdown and can be withdrawn by the lender at any time by notice to the borrower. As at June 30, 2025, there was no outstanding amount under this facility.

•

As at June 30, 2025 our South African subsidiary, WNS Global Services SA (Pty) Ltd., had an unsecured line of credit of ZAR 30.0 million ($1.7 million based on the exchange rate on June 30, 2025) from The HSBC Bank plc. for working capital purposes. This facility bears interest at prime rate less a margin of 2.25% per annum. This line of credit can be withdrawn by the lender at any time. As at June 30, 2025, there was no outstanding amount under this facility.

•

As at June 30, 2025, WNS North America Inc., had an unsecured line of credit of $55.0 million from The HSBC Bank plc. for working capital purposes. This facility bears interest at prime rate or SOFR plus a margin of 1.65% per annum. This line of credit can be withdrawn by the lender at any time. As at June 30, 2025, $55.0 million were drawn under these lines of credit.

•

As at June 30, 2025, WNS Global Services Philippines Inc. had an unsecured line of credit of $15.0 million from The HSBC Bank plc. for working capital purposes. This line of credit can be withdrawn by the lender at any time. As at June 30, 2025, there was no outstanding amount under this facility.

As at June 30, 2025, bank guarantees amounting to $1.9 million were provided on behalf of certain of our subsidiaries to regulatory authorities and other third parties.

Based on our current level of operations, we expect that our anticipated cash generated from operating activities, cash and cash equivalents on hand, and use of existing credit facilities will be sufficient to fund our estimated capital expenditures, share repurchases and working capital needs for the next 12 months. However, if our lines of credit were to become unavailable for any reason, we would require additional financing to fund our capital expenditures, share repurchases and working capital needs. The geographical distribution, timing and volume of our capital expenditures in the future will depend on new client contracts we may enter or the expansion of our business under our existing client contracts. Our capital expenditure in the three months ended June 30, 2025 amounted to $14.8 million and our capital commitments (net of capital advances) as at June 30, 2025 were $12.7 million.

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

The following table shows our cash flows for the three months ended June 30, 2025 and June 30, 2024:

	Three months ended June 30,
	2025	2024
	(US dollars in millions)
Net cash provided by operating activities	$29.5	$21.4
Net cash provided by/(used in) investing activities	$23.3	$(68.5)
Net cash (used in)/provided by financing activities	$(56.7)	$44.2

Cash Flows from Operating Activities

Net cash provided by operating activities increased to $29.5 million for the three months ended June 30, 2025 from $21.4 million for the three months ended June 30, 2024. The increase in net cash provided by operating activities was attributable to a decrease in cash outflow towards working capital requirements by $9.4 million; partially offset by profit as adjusted for non-cash and other items by $1.3 million.

Profit after tax as adjusted for non-cash and other items primarily comprised the following: (i) profit after tax of $21.8 million for the three months ended June 30, 2025 as compared to $28.9 million for the three months ended June 30, 2024; (ii) income tax benefit (deferred tax) of $4.0 million for the three months ended June 30, 2025 as compared to $2.3 million for the three months ended June 30, 2024; (iii) allowances for expected credit losses of $0.2 million for the three months ended June 30, 2025 as compared to $0.6 for the three months ended June 30, 2024; (iv) unrealized loss on derivative instruments of $2.9 million for the three months ended June 30, 2025 as compared to $3.2 million for the three months ended June 30, 2024; (v) share-based compensation expense of $11.7 million for the three months ended June 30, 2025 as compared to $11.2 million for the three months ended June 30, 2024; (vi) income from mutual funds of $2.3 million for the three months ended June 30, 2025 as compared to $2.8 million for the three months ended June 30, 2024; (vii) reduction in the carrying amount of operating lease right-of-use assets of $8.2 million for the three months ended June 30, 2025 as compared to $7.1 million for the three months ended June 30, 2024; (viii) depreciation and amortization expense of $15.9 million for the three months ended June 30, 2025 as compared to $13.9 million for the three months ended June 30, 2024; and (ix) unrealized exchange gain of $0.2 million for the three months ended June 30, 2025 as compared to $4.4 million for the three months ended June 30, 2024.

Cash outflow on account of working capital changes amounted to $24.6 million for the three months ended June 30, 2025 as compared to $34.0 million for the three months ended June 30, 2024. This was primarily on account of a decrease in cash outflow towards other liabilities by $24.2 million; a decrease in cash outflow from other assets by $2.6 million; a decrease in cash outflow towards operating lease liabilities by $0.7 million, and an increase in cash inflow towards income tax payable by $0.4 million, partially offset by a decrease in cash outflow from accounts receivables and unbilled revenue by $13.5 million; a decrease in cash outflow from accounts payable by $3.0 million, and a decrease in cash inflow from contract liabilities by $2.0 million.

Cash Flows from Investing Activities

Net cash provided by investing activities was $23.3 million for the three months ended June 30, 2025 as compared to net cash used in investing activities of $68.5 million for the three months ended June 30, 2024. This was primarily on account of a net cash inflow of proceeds from redemption of investment in mutual funds of $38.9 million for the three months ended June 30, 2025 as compared to investment in mutual funds of $62.7 million for the three months ended June 30, 2024; partially offset by a net cash outflow (placements of fixed deposits, net of maturities) from our fixed deposit investments of $0.9 million for the three months ended June 30, 2025 as compared to net cash inflow (maturity of fixed deposits, net of placements) towards our fixed deposit investments of $4.8 million for the three months ended June 30, 2024 and a cash outflow of $14.8 million towards purchase of property, plant and equipment (comprising leasehold improvements, furniture and fixtures, office equipment and information technology equipment) and intangible assets (comprising computer software) for the three months ended June 30, 2025 as compared to $10.7 million for the three months ended June 30, 2024.

Cash Flows from Financing Activities

Net cash used in financing activities was $56.7 million for the three months ended June 30, 2025 as compared to net cash provided by financing activities $44.2 million for the three months ended June 30, 2024. This was primarily on account of a cash outflow due to repayment of long term debt of $21.1 million for the three months ended June 30, 2025 as compared to a cash inflow due to proceeds from long term debt (net of repayment of $10.5 million) of $89.5 million for the three months ended June 30, 2024; partially offset by a cash inflow from availment of short term line of credit of $40.0 million for the three months ended June 30, 2025 as compared to $33.0 million for the three months ended June 30, 2024, a cash outflow of $75.4 million towards share repurchases for the three months ended June 30, 2025 as compared to $78.0 million for the three months ended June 30, 2024, and a cash outflow due to payment of debt issuance cost of $0.2 million for the three months ended June 30, 2025 as compared to $0.3 million for the three months ended June 30, 2024.

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

From time to time, we receive orders of assessment from the Indian tax authorities assessing additional taxable income on us and/or our subsidiaries in connection with their review of our tax returns. We currently have orders of assessment for fiscal 2003 through fiscal 2021 pending before various appellate authorities. These orders assess additional taxable income that could in the aggregate give rise to an estimated ₹210.8 million ($2.5 million based on the exchange rate on June 30, 2025) in additional taxes, including interest of ₹49.1 million ($0.6 million based on the exchange rate on June 30, 2025).

The following sets forth the details of these orders of assessment:

Entity	Amount demanded (including interest)				Interest on amount Demanded
	(₹ and US dollars in millions)
WNS Global Services Private Limited	₹	130.2	$(1.5	)(1)	₹26.4	$(0.3	)(1)
WNS Business Consulting Services Private Limited	₹	1.0	$(0.1	)(1)	₹—	$—
Permanent establishment of WNS North America Inc and WNS Global Services UK Limited in India	₹	79.6	$(0.9	)(1)	₹22.7	$(0.3	)(1)

Total	₹	210.8	$(2.5	)(1)	₹49.1	$(0.6	)(1)

Note:

(1)	Based on the exchange rate as at June 30, 2025.

The aforementioned orders of assessment allege that the transfer prices we applied to certain of the international transactions between WNS Global or WNS BCS (each of which is one of our Indian subsidiaries), as the case may be, and our other wholly-owned subsidiaries named above were not on arm’s-length terms, disallow a tax holiday benefit claimed by us, deny the set off of brought forward business losses and unabsorbed depreciation and disallow certain expenses claimed as tax deductible by WNS Global or WNS BCS, as the case may be. As at June 30, 2025, we had provided a tax reserve of ₹774.3 million ($9.0 million based on the exchange rate on June 30, 2025) primarily on account of the Indian tax authorities’ denying the set-off of brought forward business losses and unabsorbed depreciation. We have appealed against these orders of assessment before higher appellate authorities.

In addition, we currently have orders of assessment pertaining to similar issues that have been decided in our favor by appellate authorities, vacating tax demands of ₹6,736.2 million ($78.6 million based on the exchange rate on June 30, 2025) in additional taxes, including interest of ₹2,322.9 million ($27.1 million based on the exchange rate on June 30, 2025). The income tax authorities have filed or may file appeals against these orders at higher appellate authorities.

In case of disputes, the Indian tax authorities may require us to deposit with them all or a portion of the disputed amounts pending resolution of the matters on appeal. Any amount paid by us as deposits will be refunded to us with interest if we succeed in our appeals. We have deposited ₹904.1 million ($10.5 million based on the exchange rate on June 30, 2025) of the disputed amount with the tax authorities and may be required to deposit the remaining portion of the disputed amount with the tax authorities pending final resolution of the respective matters.

As at June 30, 2025, corporate tax returns for fiscal year 2022 and thereafter remain subject to examination by tax authorities in India.

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

In addition, we currently have orders of assessment outstanding for various years pertaining to pre-acquisition period of Smart Cube India Private Limited acquired in fiscal 2023, which assess additional taxable income that could in the aggregate give rise to an estimated ₹77.8 million ($0.9 million based on the exchange rate on June 30, 2025) in additional taxes, including interest of ₹45.8 million ($0.5 million based on the exchange rate on June 30, 2025). These orders of assessment disallow tax holiday benefit claimed by Smart Cube India Private Limited. Smart Cube India Private Limited has appealed against these orders of assessment before higher appellate authorities.

We have received orders of assessment from the value-added tax (“VAT”), service tax, local body tax (LBT) and goods and services tax (“GST”) authorities, demanding payment of ₹1,106.1 million ($12.9 million based on the exchange rate on June 30, 2025) towards VAT, service tax, LBT and GST for the period April 1, 2010 to March 31, 2023. The tax authorities have rejected input tax credit on certain types of input services. Based on consultations with our tax advisors, we believe these orders of assessments will more likely than not be vacated by the higher appellate authorities and we intend to dispute the orders of assessments.

In 2016, we also received an assessment order from the Sri Lankan Tax Authority, demanding payment of LKR 25.2 million ($0.1 million based on the exchange rate on June 30, 2025) in connection with the review of our tax return for fiscal year 2012. The assessment order challenges the tax exemption that we have claimed for export business. We have filed an appeal against the assessment order with the Sri Lankan Supreme Court in this regard. Based on consultations with our tax advisors, we believe this order of assessment will more likely than not be vacated.

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

Components of Market Risk

Exchange Rate Risk

Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenue less repair payments (non-GAAP) is denominated in pound sterling and US dollars, approximately 48.1% of our expenses (net of payments to repair centers made as part of our BFSI segment) for the three months ended June 30, 2025, were incurred and paid in Indian rupees. The exchange rates between each of the pound sterling, the Indian rupee, the Australian dollar, the South African rand and the Philippine peso, on the one hand, and the US dollar, on the other hand, have changed substantially in recent years and may fluctuate substantially in the future.

Our exchange rate risk primarily arises from our foreign currency-denominated receivables. Based upon our level of operations for the three months ended June 30, 2025, a sensitivity analysis shows that a 10% appreciation or depreciation in the pound sterling against the US dollar would have increased or decreased revenue by approximately $9.0 million and increased or decreased revenue less repair payments (non-GAAP) by approximately $7.6 million for the three months ended June 30, 2025, a 10% appreciation or depreciation in the Australian dollar against the US dollar would have increased or decreased revenue and revenue less repair payments (non-GAAP) by approximately $2.0 million for the three months ended June 30, 2025, and a 10% appreciation or depreciation in the South African rand against the US dollar would have increased or decreased revenue and revenue less repair payments (non-GAAP) by approximately $0.2 million for the three months ended June 30, 2025. Similarly, a 10% appreciation or depreciation in the Indian rupee against the US dollar would have increased or decreased our expenses incurred and paid in Indian rupee for the three months ended June 30, 2025 by approximately $15.4 million, a 10% appreciation or depreciation in the South African rand against the US dollar would have increased or decreased our expenses incurred and paid in South African rand for the three months ended June 30, 2025 by approximately $2.1 million and a 10% appreciation or depreciation in the Philippine peso against the US dollar would have increased or decreased our expenses incurred and paid in Philippine peso for the three months ended June 30, 2025 by approximately $3.6 million.

To protect against foreign exchange gains or losses on forecasted revenue and inter-company revenue, we have instituted a foreign currency cash flow hedging program. We hedge a part of our forecasted revenue and inter-company revenue denominated in foreign currencies with forward contracts and options.

Interest Rate Risk

Our exposure to interest rate risk arises from our borrowings that have a floating rate of interest, which is linked to various benchmark interest rates, including SOFR and SONIA. We manage this risk by maintaining an appropriate mix of fixed and floating rate borrowings and through the use of interest rate swap contracts. The costs of floating rate borrowings may be affected by fluctuations in the interest rates. As at June 30, 2025, we had not entered into any interest rate swap contract.

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

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our Group Chief Executive Officer and Group Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during the period covered by this quarterly report have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The scope of management’s assessment on the changes in internal control over financial reporting during the three months ended June 30, 2025 excludes the acquired operations of Haukea Holdings Inc. and its subsidiaries (Kipi.ai), wholly owned subsidiaries of WNS (Holdings) Limited, which was acquired in March 2025. Kipi.ai accounted for 0.5% of our total assets as of June 30, 2025 and 2.3% of our total revenues for the three months ended June 30, 2025.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In the course of our normal business activities, various lawsuits, claims and proceedings may be instituted or asserted against us. Although there can be no assurance, we believe that the disposition of matters currently instituted or asserted will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. See “Note 20 — Commitment and Contingencies” of our unaudited consolidated financial statements in Part I of this report for details regarding our tax proceedings.
Item 1A. Risk Factors
Various risk factors that could affect our business, financial condition or future results are included in our Annual Report on Form
10-K
for the year ended March 31, 2025, as filed with the Commission on May 13, 2025 and available at www.sec.gov. Other than the item below, there have been no material changes to those risk factors previously disclosed in our Annual Report on Form
10-K
for the year ended March 31, 2025. You should carefully consider this and those risk factors and the other information set forth elsewhere in this report. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.
The Transaction, the pendency of the Transaction or our failure to complete the Transaction could have a material adverse effect on our business, results of operations, financial condition and share price.
On July 6, 2025, we entered into the Transaction Agreement, providing for the Transaction and our acquisition by the Buyer, in an all-cash
transaction valued at approximately $3.3 billion. The completion of Transaction is subject to certain closing conditions, including approval by our shareholders, receipt of regulatory approvals and such other conditions to completion as set forth in the Transaction Agreement. There is no assurance that all of the various conditions will be satisfied, or that the Transaction will be completed on the proposed terms, within the expected timeframe, or at all. Furthermore, there are additional inherent risks in the Transaction, including the risks detailed below.
During the period prior to the closing of the Transaction, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Transaction on our business relationships, financial condition, operating results and business, including:

•	potential adverse reactions or changes to business relationships resulting from the announcement or the pendency of the Transaction.

•	potential business uncertainty, including changes to existing business relationships, during the pendency of the Transaction that could affect our financial performance.

•	the possibility of disruption to our business and operations, including diversion of management attention and resources.

•
the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Transaction.

•	restrictions during the pendency of the Transaction that may impact our ability to pursue certain business opportunities or strategic transactions.

•	our inability to solicit other acquisition proposals during the pendency of the Transaction following the expiration of the “go-shop” period.

•	the amount of the costs, fees, expenses and charges related to the Transaction.

•	other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Transaction.

The Transaction may be delayed, and may ultimately not be completed, due to a number of factors, including:

•	the failure to obtain regulatory approvals from various governmental entities (or the imposition of any conditions, limitations or restrictions on such approvals).

•	potential additional future shareholder litigation and other legal and regulatory proceedings, which could delay or prevent the Transaction.

•
the failure to satisfy the other conditions to the completion of the Transaction, including the possibility that a Company Material Adverse Effect (as defined in the Transaction Agreement) would permit Buyer not to close the Transaction.

If the Transaction does not close, our business and shareholders would be exposed to additional risks, including:

•
to the extent that the current market price of our ordinary shares reflects an assumption that the Transaction will be completed, the price of our ordinary shares could decrease if the Transaction is not completed.

•
investor confidence could decline, additional shareholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Transaction.

•
under certain specified circumstances, the requirement that we pay a termination fee of $118.0 million if the Transaction Agreement is terminated, including by us if we enter into a superior proposal or by Buyer because our board of directors changes its recommendation in favor of the Transaction.

Even if successfully completed, there are certain risks to our shareholders from the Transaction, including:

•
the amount of cash to be paid per share under the Transaction Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our ordinary shares.

•	the fact that receipt of the all-cash per share consideration under the Transaction Agreement is taxable to shareholders that are treated as U.S. holders for U.S. federal income tax purposes.

•	the fact that, if the Transaction is completed, our shareholders will not participate in any future growth potential or benefit from any future increase in the value of the Company.
For additional information regarding the Transaction, see “Note 21 — Subsequent event” to our condensed consolidated financial statements included elsewhere in this quarterly report on Form
10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.

Share Repurchases
In fiscal 2025, our shareholders approved share repurchase programs to repurchase up to 3,000,000 ordinary shares, effective from May 30, 2024 to November 29, 2025 (both days inclusive), subject to a minimum and maximum price and an aggregate limit on the number of ordinary shares to be purchased as approved by the shareholders. We are not obligated under the repurchase program to repurchase a specific number of ordinary shares, and the repurchase program may be suspended at any time at the Company’s discretion. We may fund the repurchases with internal or external sources.
During the three months ended June 30, 2025, we purchased 1,300,000 ordinary shares in the open market for a total consideration of $75.4 million (including transaction costs) under the above-mentioned share repurchase program. We funded the repurchases under the repurchase program with cash on hand.
The table below sets forth the details of shares repurchased for the three months ended June 30, 2025 under the above mentioned share repurchase programs:

Period	No. of shares purchased	Average price paid per share (in $)	Total number of shares purchased as part of publicly announced plans or programs	Approximate US dollar value (in thousands) of shares that may yet be repurchased under the program (assuming purchase price of $100 per share)
April 1 to April 30, 2025	—	—	—	130,000
May 1 to May 31, 2025	705,454	56.83	705,454	59,455
June 1 to June 30, 2025	594,546	59.34	594,546	—
Total	1,300,000	57.98	1,300,000	—

Item 5. Other Information
(c) Director and Officer Trading Arrangements
During the three months ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule
10b5-1
trading arrangement” or a
“non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408 of Regulation
S-K.

Item 6. Exhibits

Exhibit Number	Description

2.1	Transaction Agreement, dated as of July 6, 2025, by and among the Company and Buyer - incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 001- 32945) of WNS (Holdings) Limited, as filed with the Commission on July 7, 2025.

3.1	Memorandum of Association of WNS (Holdings) Limited, as amended — incorporated by reference to Exhibit 3.1 of the Registration Statement on Form F-1 (File No. 333-135590) of WNS (Holdings) Limited, as filed with the Commission on July 3, 2006.

3.2	Articles of Association of WNS (Holdings) Limited, as amended — incorporated by reference to Exhibit 3.2 of the Registration Statement on Form F-1 (File No. 333-135590) of WNS (Holdings) Limited, as filed with the Commission on July 3, 2006.

10.1†*^	Amendment to Employment Agreement, dated July 23, 2025, between WNS Global Services (UK) Limited and Mr. Keshav R. Murugesh.

10.2†*	Amendment to Employment Agreement, dated May 09, 2025, between WNS Global Services Pvt. Ltd. and Mr. Arijit Sen.

10.3†*	Amendment to Employment Agreement, dated May 9, 2025, between WNS Global Services Pvt. Ltd. and Mr. Swaminathan Rajamani.

10.4†*	Amendment to Employment Agreement, dated May 9, 2025, between WNS North America Inc. and Mr. Anil Chintapalli.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Voting and Support Agreement for Directors & Officers - incorporated by reference to Exhibit 99.3 to Form 8-K (File No. 001- 32945) of WNS (Holdings) Limited, as filed with the Commission on July 7, 2025.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished with this Quarterly Report on Form 10-Q.
†	Indicates management contract or compensatory plan required to be filed as an exhibit.
^	Certain information in this exhibit has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be sig
ned on its behalf by the undersigned, thereunto duly authorized.
Date: August 08, 2025

WNS (HOLDINGS) LIMITED

By:	/s/ Arijit Sen
Name:	Arijit Sen
Title:	Group Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Signatory)